Form 10-Q
period 2016-08-12
Hartman vREIT XXI, Inc.
filed 2016-08-15
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

xQuarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

 ¨ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-207711

__________

HARTMAN vREIT XXI, INC.
(Exact name of registrant as specified in its charter)

Maryland	38-3978914
(State of Organization)	(I.R.S. Employer Identification Number)
2909 Hillcroft, Suite 420 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

______________

(713) 467-2222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of August 12, 2016 there were 22,100 shares of the Registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the Registrant.

Hartman vREIT XXI, Inc.

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$ 201,005	$ 201,005
Total assets	$ 201,005	$ 201,005

LIABILITIES AND EQUITY

Total liabilities	$ -	$ -

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholder’s equity:
Common stock, $0.01 par value per share; 900,000,000 shares authorized; 22,100 shares issued and outstanding at June 30, 2016 and December 31, 2015	221	221
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Additional paid-in-capital	199,784	199,784
Retained earnings	-	-
Total stockholder’s equity	200,005	200,005
Total liabilities and equity	$ 201,005	$ 201,005

The accompanying notes are an integral part of these consolidated balance sheets.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED BALANCE SHEETS

(Unaudited)

Note 1 — Organization

Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of commercial real estate properties that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting, repositioning or redevelopment.  As discussed in Note 3, the Company was initially capitalized by the sale of 22,100 shares of common stock, at an issue price of $9.05 per share, to Hartman Advisors, LLC, an affiliate of the Company’s Sponsor (as defined below) on September 30, 2015.  The Company’s fiscal year end is December 31.  The Company has not yet begun operations and therefore has not presented a consolidated statement of operations.

The Company intends to offer a maximum of $250,000,000 in shares of its common stock to the public in its primary offering (the “Offering”) at $10.00 per share, with discounts available to certain purchasers, and up to $19,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRP”) at $9.50 per share.  The Company may reallocate the shares between the Offering and the DRP at its discretion.  In addition, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.

Pursuant to the terms of the Offering, subscription proceeds are held in an escrow account until the Company raises the minimum offering amount of $1,000,000. As of June 30, 2016, the Company had not raised the minimum offering amount.

The Company’s advisor is Hartman XXI Advisors, LLC (the “Advisor”), a Texas limited liability company and wholly owned subsidiary of Hartman Advisors, LLC.  Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor (“Sponsor”).  Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business will be conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership (the “OP”).  The Company is the sole general partner of the OP. The initial limited partners of the OP are Hartman vREIT XXI Holdings LLC, a wholly owned subsidiary of the Company (“XXI Holdings”), and Hartman vREIT XXI SLP LLC (“SLP LLC”), a wholly owned subsidiary of Hartman Advisors, LLC.  SLP LLC, the special limited partner, has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”).  As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the Offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership.  In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2015 are derived from the Company’s audited consolidated balance sheet as of that date. The unaudited consolidated balance sheet as of June 30, 2016 has been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X,

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED BALANCE SHEETS

(Unaudited)

on a basis consistent with the annual audited consolidated balance sheets. The consolidated balance sheets presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the financial position of the Company as of the Company as of June 30, 2016.

The Company’s consolidated balance sheets include the Company’s accounts and the accounts of subsidiaries over which the Company has control, OP and XXI Holdings.  All intercompany balances and transactions are eliminated in consolidation.

Organization and Offering Costs

Organization and offering costs of the Company will be incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company as of June 30, 2016 and December 31, 2015, respectively, and accordingly are not recorded in the accompanying consolidated balance sheets. Such costs will include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the commencement of the sale of shares of common stock to the public in the Offering, the Company will be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  In the event that the minimum offering amount is not achieved, the Offering will terminate and the Company will have no obligation to reimburse Advisor for organization and offering costs incurred by the Advisor on behalf of the Company. The Advisor has incurred organization and offering costs of approximately $306,140 and $222,685 as of June 30, 2016 and December 31, 2015, respectively. The Advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by the Company (including selling commissions and dealer manager fees) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering. Any such reimbursement will not exceed actual costs and expenses incurred by Advisor.  When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instrument: cash and cash equivalents.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year in which the Company raises the minimum offering amount in the Offering.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)).  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of June 30, 2016 and December 31, 2015 consist of demand deposits at a commercial bank.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED BALANCE SHEETS

(Unaudited)

Note 3 — Capitalization

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 900,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share.  On September 30, 2015, the Company sold 22,100 shares of common stock to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.  The Company’s board of directors is authorized to amend the Charter, without the approval of the Company’s stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Note 4 — Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.  In addition, in exchange for $1,000, the OP has issued the Advisor a separate, special limited partnership interest, in the form of Special Limited Partnership Interests.  See Note 6 (“Special Limited Partnership Interest”) below.

The Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by the Advisor and would not cause the cumulative sales commission, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the Offering.

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor.

The Company will pay Hartman Income REIT Management, Inc. (“HIRM”), an affiliate of the Advisor, property management fees equal to 5% of effective gross revenues, as defined), for the management of retail centers, warehouse, industrial and flex properties; and 3% or 4% of the effective gross revenues for office buildings, based upon the square footage and gross property revenues of the office buildings.  The Company expects to pay HIRM leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property.  HIRM may subcontract the performance of its property management and leasing duties to third parties and HIRM will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.  The Company will reimburse the costs and expenses incurred by HIRM on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of HIRM or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific properties.  Other charges, including fees and expenses of third-party professionals and consultants, will be reimbursed, subject to the limitations on fees and reimbursements contained in the Charter.

The Company will pay the Advisor a monthly asset management fee of one-twelfth of 0.75% of all real estate investments the Company acquires.

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that, commencing four fiscal quarters after the Company’s acquisition of its first asset, the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (1) 2% of the Company’s average invested assets, or (2) 25% of the Company’s net income determined without

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED BALANCE SHEETS

(Unaudited)

reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period.  Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Note 5 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options granted under the Incentive Award Plan will not exceed an amount equal to 10.0% of the outstanding shares of the Company’s common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors.  The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under either the Incentive Award Plan or the Independent Directors Compensation Plan as of June 30, 2016.

Note 6 — Special Limited Partnership Interest

Pursuant to the limited partnership agreement for the OP, Hartman vREIT XXI SLP LLC, the holder of the Special Limited Partnership Interest, will be entitled to receive distributions equal to 15.0% of the OP’s net sales proceeds from the disposition of assets, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the Special Limited Partnership Interest holder will be entitled to a separate payment upon the redemption of the Special Limited Partnership Interests. The Special Limited Partnership Interests may be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange; (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement with the Advisor (“Advisory Agreement”) other than by the Company for “cause” (as defined in the Advisory Agreement); or (3) the termination of the Advisory Agreement by the Company for cause. In the event of the listing of the Company’s shares of common stock or a termination of the Advisory Agreement other than by the Company for cause, the Special Limited Partnership Interests will be redeemed for an aggregate amount equal to the amount that the holder of the Special Limited Partnership Interests would have been entitled to receive, as described above, if the OP had disposed of all of its assets at their fair market value and all liabilities of the OP had been satisfied in full according to their terms as of the date of the event triggering the redemption. Payment of the redemption price to the holder of the Special Limited Partnership Interests will be paid, at the holder’s discretion, in the form of (i) limited partnership interests in the OP, (ii) shares of the Company’s common stock, or (iii) a non-interest bearing promissory note. If the event triggering the redemption is a listing of the Company’s shares on a national securities exchange only, the fair market value of the assets of the OP will be calculated taking into account the average share price of the Company’s shares for a specified period. If the event triggering the redemption is an underwritten public offering of the Company’s shares, the fair market value will take into account the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event of the redemption is the termination or non-renewal of the Advisory Agreement other than by the Company for cause for any other reason, the fair market value of the assets of the OP will be calculated based on an appraisal or valuation of the Company’s assets. In the event of the

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED BALANCE SHEETS

(Unaudited)

termination or non-renewal of the Advisory Agreement by the Company for cause, all of the Special Limited Partnership Interests will be redeemed by the OP for the aggregate price of $1.

Note 7 – Subsequent Events

The Company has evaluated all events subsequent to the consolidated financial statements through August 12, 2016. The Company concluded that no events necessitate recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements as of June 30, 2016.

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with the accompanying financial statements of Hartman vREIT XXI, Inc. and the notes thereto. Unless the context otherwise requires, all references in this report to “we,” “us” or “our” are to Hartman vREIT XXI, Inc.

Forward-Looking Statements

         This Form 10-Q contains forward-looking statements, including discussion and analysis of our financial condition and other matters, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include:

•

our ability to raise capital in our ongoing public offering;

•

our ability to effectively deploy the proceeds raised in our public offering;

•

our ability to identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•

the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•

uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•

legislative or regulatory changes, including changes to laws governing REITs;

•

construction costs that may exceed estimates or construction delays;

•

increases in interest rates;

•

availability of credit or significant disruption in the credit markets;

•

litigation risks;

•

risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

•

inability to obtain new tenants upon the expiration of existing leases at our properties;

•

inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•

the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

•

the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•

our ability to generate sufficient cash flows to pay distributions to our stockholders;

•

our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and

•

changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this form 10-Q. All forward-looking statements are made as of the date of this form 10-Q and the risk that actual results will differ materially from this form 10-Q expressed in this form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this prospectus, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this prospectus, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this form 10-Q will be achieved.

Overview

We are a recently formed Maryland corporation that intends to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties, located primarily in Texas. We intend to acquire properties in which there is a significant potential for growth in income and value from re-tenanting, repositioning, redevelopment, and operational enhancements. We believe that real estate, and in particular commercial real estate, provides an excellent investment for those investors looking for diversification, income and wealth preservation and growth in their portfolio. We believe that we have significant experience in acquiring and managing these types of properties, largely through our relationships with our sponsor and other affiliates.

On June 24, 2016, our registration statement on Form S-11, registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC. In our initial public offering we are offering up to $250,000,000 in shares of our common stock to the public at an initial price of $10.00 per share and up to $19,000,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently then quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.

Pursuant to the terms of our initial public offering, all subscription proceeds we receive will be held in an escrow account, and we will not sell any shares of our common stock in our initial public offering, until we raise the minimum offering amount of $1,000,000 (including shares purchased by our affiliates). As of June 30, 2016, we had not raised the minimum offering amount and therefore had not yet sold any shares of our common stock or commenced operations. If we do not raise the minimum offering amount by June 24, 2017, we will terminate our initial public offering and promptly return all funds in the escrow account. We will offer shares of our common stock on a continuous basis until June 24, 2018, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

Hartman XXI Advisors, LLC, an affiliate of our sponsor, is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business will be conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership, which we refer to as our operating partnership. We are the sole general partner of our operating partnership and Hartman vREIT XXI Holdings LLC, and Hartman vREIT XXI SLP, LLC, affiliates of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We do not anticipate establishing a general working capital reserve out of the proceeds of our initial public offering during the initial stages of the offering; however, we may establish capital reserves from offering proceeds with respect to particular investments as required by our lenders or as determined by our advisor. We also may, but are not required to, establish annual cash reserves out of cash flow generated by our investments or out of net cash proceeds from the sale of our investments.

To the extent that any working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations set forth in our charter and described in the prospectus relating to our initial public offering, we may incur indebtedness in connection with the acquisition of any investment property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Factors Which May Influence Results of Operations

Economic Conditions Affecting Our Targeted Portfolio

Adverse economic conditions affecting the geographic regions in which we plan to invest or real estate generally may have a material impact on our capital resources and the revenue or income to be derived from the operation of our commercial property investments.

Offering Proceeds

Our ability to make investments will depend upon the net proceeds raised in our initial public offering and our ability to finance the acquisition of such assets. If we raise substantially less than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, resulting in fewer sources of income. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, which could affect our net income and results of operations.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. These costs may have a material impact on our results of operations and could impact our ability to pay distributions to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to pay distributions to our stockholders.

In addition, these laws, rules and regulations create new legal grounds and theories for potential administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and our failure to comply could result in fees, fines, penalties or administrative remedies against us.

Critical Accounting Policies

General

Below is a discussion of the accounting policies that we believe will be critical to us once we commence operations. We consider these policies critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. See also Note 2 to our consolidated financial statements in the Quarterly report on Form 10-Q for a discussion of our significant accounting policies.

Allocation of Purchase Price of Acquired Assets

       Upon the acquisition of real properties, it will be our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and leasehold improvements and value of tenant relationships, based in each case on their fair values. We will utilize internal valuation methods to determine the fair values of the tangible assets of an acquired property (which includes land and buildings).

The fair values of above-market and below-market in-place lease values, including below-market renewal options for which renewal has been determined to be reasonably assured, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases and below-market renewal options, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease and renewal option values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining expected terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in real estate assets in the consolidated balance sheets and are being amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net loss.

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization

Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.  In-place leases are amortized using the straight-line method over the weighted average years calculated on terms of all of the leases in-place when acquired.

 Impairment

       We will review our real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We will determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Results of Operations

During the period from our inception (September 3, 2015) to June 30, 2016, we had been formed but had not yet satisfied the minimum offering amount of $1,000,000 in our initial public offering and commenced our initial public offering, and therefore had not yet commenced real estate operations. As a result, we had no material results of operations for the period from our inception to June 30, 2016 or for the three and six-month periods ended June 30, 2016. Given our inception date, there was no comparable period for us during 2015.

Pursuant to our advisory agreement with our advisor and the dealer manager agreement with our dealer manager, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $1,000,000 by June 24, 2017, we will terminate our initial public offering and will have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs. As of June 30, 2016, our advisor and its affiliates have incurred organization and offering costs of approximately $306,140 on our behalf. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we raise the minimum offering amount in our initial public offering and commence our initial public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of our initial public offering.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•

current cash balances;

•

public offerings of our securities;

•

various forms of secured financing;

•

equity capital from joint venture partners;

•

proceeds from our distribution reinvestment plan; and

•

cash from operations.

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured financing, will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

If we raise substantially less funds in our initial public offering than the maximum offering amount, we will make fewer investments resulting in less diversification and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding debt. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and its affiliates and our dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.

Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to interest rate changes. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of our real estate assets in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets. Also, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established formal policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Off-Balance Sheet Arrangements

     As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

REIT Compliance

To qualify as a REIT for federal income tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our financial condition and results of operations and our ability to make distribution to our stockholders.

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. As of and for the period from inception to June 30, 2016, we have not paid any distributions.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Note 4 (Related Party Arrangements) to the consolidated balance sheets included in this Report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2016 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On June 24, 2016, our Registration Statement on Form S-11 (File No. 333-207711), registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC  under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to $250,000,000 in shares of our common stock to the public in our primary offering at $10.00 per share and up to $19,000,000 of shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share.

We may not sell any shares in our initial public offering until we have received gross subscription proceeds of $1,000,000. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent.  If we do not raise $1,000,000 in our public offering by June 24, 2017, we will promptly return all funds in the escrow account (including interest) to subscribers and we will stop selling our shares. Our public offering will terminate no later than June 24, 2018, unless extended.

During the three months ended June 30, 2016, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit	Description
3.1

Articles of Amendment and Restatement (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)

3.2	Bylaws (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Appendix B to the prospectus)
4.2	Distribution Reinvestment Plan (included as Appendix C to the prospectus)

4.3	Escrow Agreement (filed as Exhibit 4.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)
10.1	Advisory Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)
10.2

Agreement of Limited Partnership of Hartman vREIT XXI Operating Partnership, LP (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)

10.3

Hartman vREIT XXI, Inc. Long-Term Incentive Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)

10.4

Hartman vREIT XXI, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN vREIT XXI, INC.

Date:

August 12, 2016

By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:

August 12, 2016

By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)