Form 10-Q
period 2016-10-14
Hartman vREIT XXI, Inc.
filed 2016-11-14
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

xQuarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016 there were 22,100 shares of the Registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the Registrant.

Hartman vREIT XXI, Inc.

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$ 201,005	$ 201,005
Escrowed investor proceeds	11,000	-
Total assets	$ 212,005	$ 201,005

LIABILITIES AND EQUITY

Subscriptions for common stock	11,000	-
Total liabilities	$ 11,000	$ -

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholder’s equity:
Common stock, $0.01 par value per share; 800,000,000 shares authorized; 22,100 shares issued and outstanding at September 30, 2016 and December 31, 2015	221	221
Class A common stock, $0.01 par value per share; 50,000,000 shares authorized and designated; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Class T common stock, $0.01 par value per share; 50,000,000 shares authorized and designated; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Additional paid-in-capital	199,784	199,784
Total stockholder’s equity	200,005	200,005
Total liabilities and equity	$ 212,005	$ 201,005

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
		Nine Months Ended September 30, 2016		For the Period from September 3, 2015 (date of inception) through September 30, 2015
Cash flows from financing activities:	$		$
Issuance of common stock		-		200,005
Issuance of special limited partnership interests		-		1,000
Escrowed investor proceeds		(11,000)		-
Change in subscriptions for common stock		11,000		-
Cash provided by financing activities		-		201,005

Net change in cash and cash equivalents		-		201,005
Cash and cash equivalents at beginning of period		201,005		-
Cash and cash equivalents at end of period		$201,005		$201,005

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization

Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of commercial real estate properties that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting, repositioning or redevelopment.  As discussed in Note 3, the Company was initially capitalized by the sale of 22,100 shares of common stock, at an issue price of $9.05 per share, to Hartman Advisors, LLC, an affiliate of the Company’s Sponsor (as defined below) on September 30, 2015.  The Company’s fiscal year end is December 31.  The Company has not yet begun operations and therefore has not presented a consolidated statement of operations.

Effective June 24, 2016, the Company commenced its initial public offering (the “Offering”) of up to a maximum of $250,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share, with discounts available to certain purchasers, and up to $19,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRP”) at $9.50 per share.  The Company may reallocate the shares between the primary offering and the DRP at its discretion.  In addition, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.

Pursuant to the terms of the Offering, subscription proceeds are held in an escrow account until the Company raises the minimum offering amount of $1,000,000. As of September 30, 2016, the Company had not raised the minimum offering amount and the subscription proceeds held in escrow had not been released to the Company.

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

Substantially all of the Company’s business will be conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership (the “OP”).  The Company is the sole general partner of the OP. The initial limited partners of the OP are Hartman vREIT XXI Holdings LLC, a wholly owned subsidiary of the Company (“XXI Holdings”), and Hartman vREIT XXI SLP LLC (“SLP LLC”), a wholly owned subsidiary of Hartman Advisors, LLC SLP LLC has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”).  As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the Offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership.  In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses and such expenses will be treated as expenses of the OP.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2015 are derived from the Company’s audited

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated balance sheet as of that date. The unaudited consolidated financial statements as of September 30, 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a consistent basis. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2016 and the consolidated statements of cash flows for the nine months ended September 30, 2016 and for the period from inception, September 3, 2015 to September 30, 2015.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of OP and XXI Holdings, the subsidiaries over which the Company has control.  All intercompany balances and transactions are eliminated in consolidation.

Organization and Offering Costs

Organization and offering costs of the Company are incurred by Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company as of September 30, 2016 and December 31, 2015, respectively, and are not recorded in the accompanying consolidated balance sheets. Such costs will include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others. Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the release to the Company of all subscription proceeds held in escrow, the Company will be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  In the event that the minimum offering amount is not achieved within one year of the date of the commencement of the Offering, the Offering will terminate and the Company will have no obligation to reimburse Advisor for organization and offering costs incurred by the Advisor on behalf of the Company. The Advisor has incurred organization and offering costs of $460,312 and $222,685 as of September 30, 2016 and December 31, 2015, respectively. The Advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering. Any such reimbursement will not exceed the actual costs and expenses incurred by Advisor.  When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholder’s equity as such amounts are reimbursed or paid to the Advisor, the dealer manager or their affiliates from the gross proceeds of the Offering.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instrument: cash and cash equivalents.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year in which the Company raises the minimum offering amount in the Offering.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP.  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of September 30, 2016 and December 31, 2015 consist of demand deposits at a commercial bank.

Note 3 — Capitalization

Under the Company’s Articles of Amendment and Restatement (as amended and restated, the “Charter”), the Company has the authority to issue 900,000,000 shares of common stock, $0.01 per share par value, classified and designated as 800,000,000 shares of common stock, 50,000,000 shares of Class A common stock, 50,000,000 shares of Class T common stock, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.  On September 30, 2015, the Company sold 22,100 shares of common stock to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.  The Company’s board of directors is authorized to amend the Charter, without the approval of the Company’s stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

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

The Company will pay Hartman Income REIT Management, Inc. (“HIRM”), an affiliate of the Advisor, property management fees equal to (i) 5% of the effective gross revenues of the managed properties for the management of retail centers, warehouse, industrial and flex properties and (ii) 3% or 4% of the effective gross revenues for office buildings, as applicable based upon the square footage and gross property revenues of the office buildings.  The Company also expects to pay HIRM leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property, provided that such fees will only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed.  HIRM may subcontract the performance of its property management and leasing duties to third parties and HIRM will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.  The Company will reimburse the costs and expenses incurred by HIRM on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of HIRM or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

properties.  Other charges, including fees and expenses of third-party professionals and consultants, will be reimbursed, subject to the limitations on fees and reimbursements contained in the Charter.

If HIRM provides construction management services related to the improvement or finishing of tenant space in the Company’s real estate properties, the Company will pay HIRM a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, that the Company will only pay a construction management fee if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such construction management fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the higher of (i) the cost or (ii) the value of all real estate investments the Company acquires.

If Advisor or affiliate provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets, the Company will pay the Advisor a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that, commencing four fiscal quarters after the Company’s acquisition of its first asset, the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (1) 2% of the Company’s average invested assets (as defined in the Charter), or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period.  Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Note 5 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under either the Incentive Award Plan or the Independent Directors Compensation Plan as of September 30, 2016.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Special Limited Partnership Interest

Pursuant to the limited partnership agreement for the OP, SLP LLC, the holder of the Special Limited Partnership Interest, will be entitled to receive distributions equal to 15.0% of the OP’s net sales proceeds from the disposition of assets, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the holder or the Special Limited Partnership Interest is entitled to receive a payment upon the redemption of the Special Limited Partnership Interests. Pursuant to the limited partnership agreement for the OP, the Special Limited Partnership Interests will be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange; (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement with the Advisor (“Advisory Agreement”) other than by the Company for “cause” (as defined in the Advisory Agreement); or (3) the termination of the Advisory Agreement by the Company for cause. In the event of the listing of the Company’s shares of common stock or a termination of the Advisory Agreement other than by the Company for cause, the Special Limited Partnership Interests will be redeemed for an aggregate amount equal to the amount that the holder of the Special Limited Partnership Interests would have been entitled to receive, as described above, if the OP had disposed of all of its assets at their fair market value and all liabilities of the OP had been satisfied in full according to their terms as of the date of the event triggering the redemption. Payment of the redemption price to the holder of the Special Limited Partnership Interests will be paid, at the holder’s discretion, in the form of (i) limited partnership interests in the OP, (ii) shares of the Company’s common stock, or (iii) a non-interest bearing promissory note. If the event triggering the redemption is a listing of the Company’s shares on a national securities exchange only, the fair market value of the assets of the OP will be calculated taking into account the average share price of the Company’s shares for a specified period. If the event triggering the redemption is an underwritten public offering of the Company’s shares, the fair market value will take into account the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event of the redemption is the termination or non-renewal of the Advisory Agreement other than by the Company for cause for any other reason, the fair market value of the assets of the OP will be calculated based on an appraisal or valuation of the Company’s assets. In the event of the termination or non-renewal of the Advisory Agreement by the Company for cause, all of the Special Limited Partnership Interests will be redeemed by the OP for the aggregate price of $1.

9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with the accompanying financial statements of Hartman vREIT XXI, Inc. and the notes thereto. Unless the context otherwise requires, all references in this report to “we,” “us” or “our” are to Hartman vREIT XXI, Inc.

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements, including discussion and analysis of our financial condition and other matters, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

          Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include:

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

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

differ materially from this Quarterly Report on Form 10-Q expressed in this Quarterly Report on Form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

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

On June 24, 2016, our registration statement on Form S-11, registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC. In our initial public offering we are offering up to $250,000,000 in shares of our common stock to the public at an initial price of $10.00 per share and up to $19,000,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.

Pursuant to the terms of our initial public offering, all subscription proceeds we receive will be held in an escrow account, and we will not sell any shares of our common stock in our initial public offering, until we raise the minimum offering amount of $1,000,000 (including shares purchased by our affiliates). As of September 30, 2016, we had not raised the minimum offering amount and therefore had not yet sold any shares of our common stock or commenced operations. If we do not raise the minimum offering amount by June 24, 2017, we will terminate our initial public offering and promptly return all funds in the escrow account. We intend to offer shares of our common stock on a continuous basis until June 24, 2018, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

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

Substantially all of our business will be conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership, which we refer to as our operating partnership. We are the sole general partner of our operating partnership and Hartman vREIT XXI Holdings LLC, and Hartman vREIT XXI SLP, LLC, affiliates of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, which classification could result in our operating partnership being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

As of September 30, 2016 we have received one common stock subscription representing escrowed proceeds of $11,000.  No shares of our common stock will be sold in our initial public offering until such time as we have received qualified subscriptions and subscription proceeds totaling at least $1,000,000.

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

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Critical Accounting Policies

General

Below is a discussion of the accounting policies that we believe will be critical to us once we commence operations. We consider these policies critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. See also Note 2 to our consolidated financial statements in this Quarterly report on Form 10-Q for a discussion of our significant accounting policies.

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

Results of Operations

During the period from our inception (September 3, 2015) to September 30, 2016, we have not yet satisfied the minimum offering amount of $1,000,000 in our initial public offering and commenced our initial public offering, and therefore had not yet commenced real estate operations. As a result, we have had no results of operations for the period from our inception to September 30, 2016 or for the three and nine-month periods ended September 30, 2016. Given our inception date, there was no comparable period for us during 2015.

Pursuant to our advisory agreement with our advisor and the dealer manager agreement with our dealer manager, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $1,000,000 by June 24, 2017, we will terminate our initial public offering and will have no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs. As of and for the period from inception to September 30, 2016, our advisor and its affiliates have incurred organization and offering costs of $460,312 on our behalf. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we raise the minimum offering amount in our initial public offering and commence our initial public offering, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of our initial public offering.

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

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Off-Balance Sheet Arrangements

     As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. As of and for the period from inception to September 30, 2016, we have not paid any distributions.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Note 4 (Related Party Arrangements) to the consolidated financial statements included in this Report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of our real estate assets in the future. Our interest rate risk management objectives will be to seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our real estate assets. We will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board of directors has not yet established formal policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2016 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

Not applicable.

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

During the three months ended September 30, 2016, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

HARTMAN VREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Item 6.

Exhibits

Exhibit	Description
3.1	Second Articles of Amendment and Restatement *
3.2	Bylaws (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-207711) and incorporated herein by reference)
4.1	Form of Subscription Agreement (included as Appendix B to the Company’s prospectus dated June 24, 2016)
4.2	Distribution Reinvestment Plan (included as Appendix C to the Company’s prospectus dated June 24, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN vREIT XXI, INC.

Date:

November 14, 2016

By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:

November 14, 2016

By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)