Form 10-K
Hartman vREIT XXI, Inc.
filed 2017-03-31
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 OR
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___ Commission File Number 333-207711

__________

HARTMAN vREIT XXI, INC.
(Exact name of registrant as specified in its charter)

Maryland	38-3978914
(State of Organization)	(I.R.S. Employer Identification Number)
2909 Hillcroft, Suite 420 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

______________

(713) 467-2222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock.  There were no shares of common stock held by non-affiliates as of June 30, 2016; the last business day of the registrants most recently completed second fiscal quarter.

As of March 15, 2017, there were 508,035 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

Table of Contents

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “we,” “us” or “our” are to Hartman vREIT XXI, Inc. and, as required by context, Hartman vREIT XXI Operating Partnership L.P., which we refer to as our “operating partnership,” and their respective subsidiaries.

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are only predictions. We caution that forward-looking statements are not guarantees.  Actual events on our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	our ability to effectively deploy the proceeds raised in our initial public offering;

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

●	inability to obtain new tenants upon the expiration of existing leases at our properties;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
●	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

Item 1.    Business

Hartman vREIT XXI, Inc. is a Maryland corporation formed on September 3, 2015 to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties, located primarily in Texas.  We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with our taxable year ending December 31, 2017.  We own, and in the future intend to own, substantially all of our assets and conduct our operations through our operating partnership.  We are the sole general partner of our operating partnership, and the initial limited partners of our operating partnership are our subsidiary, Hartman vREIT XXI Holdings, LLC, and Hartman vREIT XXI SLP LLC, an affiliate of the parent company of our advisor (as defined below). Hartman vREIT XXI Holdings, LLC invested $1,000 in our operating partnership in exchange for limited partnership interests, and Hartman vREIT XXI SLP LLC invested $1,000 in our operating partnership in exchange for special limited partnership interests. As we accept subscriptions of shares of our common stock, we transfer substantially all of the net offering proceeds to our operating partnership in exchange for additional limited partnership interests and our percentage ownership in our operating partnership increases proportionally.

We are externally managed by Hartman XXI Advisors, LLC, an affiliate formed in September 2015 which we refer to as our “advisor.” Hartman Income REIT Management, Inc., a Texas corporation, is the property manager for our real estate investments.  Hartman Income REIT Management, Inc. is a wholly owned subsidiary of Hartman Income REIT, Inc., a Maryland corporation.  Allen R. Hartman, our Chief Executive Officer and the Chief Executive officer of our advisor, owns approximately 16% of the voting stock of Hartman Income REIT, Inc.  We refer to Hartman Income REIT Management, Inc. as our “sponsor” and “property manager.”

On June 24, 2016, our registration statement on Form S-11, registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the Securities and Exchange Commission, or the SEC, and we commenced our initial public offering. On September 7, 2016, we amended our articles of amendment and restatement, or our charter, to (i) designate our authorized shares of common stock as Class A shares of common stock and Class T shares of common stock and (ii) convert each share of our common stock outstanding as of date of the amendment to our charter into a share of our Class A common stock.

On February 6, 2017, our amended registration statement on Form S-11, providing for our public offering of up to $269,000,000 in shares of our Class A common stock and Class T common stock, was declared effective by the SEC and we commenced offering shares of our Class A and Class T common stock.  In our initial public offering, we are offering to the public up to $250,000,000 in any combination of shares of our Class A and Class T common stock and up to $19,000,000 in shares of our Class A and Class T common stock to our stockholders pursuant to our distribution reinvestment plan.

We are offering our Class A common stock to the public at an initial price of $10.00 per share and to our stockholders at an initial price of $9.50 per share for Class A common stock purchased pursuant to our distribution reinvestment plan.

We are offering our Class T common stock to the public at an initial price of $9.60 per share and to our stockholders at an initial price of $9.12 per share for Class T common stock purchased pursuant to our distribution reinvestment plan.

Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.

Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account.  As of December 2, 2016, the admit date, we had received and accepted investors’ subscriptions for and issued 131,695 shares of our common stock in our initial public offering, resulting in gross offering proceeds to us of $1,195,400, which was in excess of our minimum offering amount of $1,000,000, and the subscription proceeds held in escrow were released to us.  Pursuant to the terms of our escrow agreement, subscription proceeds we received were held in an escrow account, and we did not sell any shares of our common stock in our initial public offering, until we raised the minimum offering amount of $1,000,000 (including shares purchased by our affiliates). As of December 31, 2016, we had received and accepted investors’ subscriptions for and issued 138,675 shares of our common stock in our initial public offering, resulting in gross offering proceeds to us of $1,265,200, and the subscription proceeds held in escrow were released to us as of that date.

As of March 15, 2017, we had accepted subscriptions for and issued 503,347 shares of our Class A common stock, including 101 shares of our Class A common stock issued to pursuant to our distribution reinvestment plan and 4,688 shares of our Class T common stock in our initial public offering, resulting in gross offering proceeds of $4,906,332.  As of March 15, 2017, $245,093,668 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to offer shares of our common stock on a continuous basis until June 24, 2018, provided that we may extend the offering period until June 24, 2019 (three years from the date of the commencement of our initial public offering). However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. Hartman Real Assets Securities, Inc., an affiliate of our advisor and a wholly owned subsidiary of our sponsor, which we refer to as the “dealer manager,” is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering effective January 1, 2017.

Our board of directors determined an estimated net asset value per share of our common stock as of December 31, 2016 of $10.47, which we refer to as the “estimated NAV per share”. In connection with the preparation of this Annual Report on Form 10-K, we have subsequently determined that $11.02 is the estimated NAV per share as of December 31, 2016. In determining the estimated NAV per share, our board of directors considered and relied upon (i) information provided in a report prepared by our advisor regarding  the value of our single real estate asset investment, (ii) the recommendation of our independent directors, who comprise the audit committee and valuation committee of our board of directors, (iii) an appraisal of the single real property asset held by our real estate asset investment joint venture, engaged by our advisor, and (iv) our board of directors’ experience with, and knowledge of, our real property investment and other assets as of December 31, 2016. See Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

We intend to use the net proceeds from our initial public offering to acquire commercial real properties located primarily in Texas.  See “Investment Strategy.”

As of December 31, 2016, our portfolio consisted of a minority interest in an unconsolidated joint venture investment in a retail shopping center property located in San Antonio, Texas held through a joint venture with an affiliate; however, as of February 8, 2017, we have subsequently acquired all of our joint venture partner’s ownership interest and have become the sole owner of the property.  See “Investment Portfolio.”

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057, and our main telephone number is 713-467-2222.

2016 Highlights:

During the year ended December 31, 2016, we:

•

raised the minimum offering amount of $1,000,000, broke escrow and commenced our initial public offering;

•

declared our initial cash and stock distributions payable in January 2017 which, if paid each day over a 365-day period, is equivalent to a 7.5% annualized distribution rate based on a purchase price of $10.00 per share of our common stock; and

•

acquired our first real estate investment, a 35.76% joint venture interest in a retail shopping center located in San Antonio, Texas.

Investment Objectives

Our primary investment objectives are to:

•

preserve, protect and return our stockholders’ capital contribution;

•

pay attractive and stable cash distributions to our stockholders;

•

realize growth in the value of our investments; and

•

enable stockholders to realize a return on their investment through a liquidity event within three to seven years after the termination of our primary offering.

Investment Strategy

The cornerstone of our investment strategy is our advisor’s discipline in acquiring commercial properties that offer a blend of current and potential income based on in-place occupancy plus significant potential for growth in income and value from re-tenanting, repositioning, redevelopment, and operational enhancements. We refer to this strategy as “value-oriented” or the “Hartman Advantage.” We rely upon the value-oriented or Hartman Advantage strategy to evaluate numerous potential commercial real estate acquisition and investment opportunities per each completed acquisition or investment.

We intend to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties located primarily in Texas.  The commercial properties we intend to acquire may be existing income-producing properties, properties developed by an affiliate of our advisor, newly constructed properties or properties under development or construction. We intend to target properties that are located in high traffic areas, have adequate parking, have good curb appeal, have occupancy rates of at least 50%, and have a diversified tenant mix of creditworthy tenants.

We may also invest a portion of the offering proceeds available for investment in unimproved land upon which improvements are to be constructed or completed. However, we may not invest more than 10% of the aggregate cost of the real property assets within our portfolio in unimproved land or real properties which are not expected to produce income within two years of their acquisition. Development of real properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.

Investment Portfolio

As of December 31, 2016, our investment portfolio consists of a minority interest in an unconsolidated joint venture investment in a retail shopping center located in San Antonio, Texas commonly known as Village Pointe, or the Village Pointe Property.  We originally acquired an interest in the Village Pointe Property through Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between our company and Hartman XX Limited Partnership, or Hartman XX LP, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc. As described below, subsequent to our initial investment in Hartman Village Pointe, we incrementally acquired all of Hartman XX LP’s membership interests in Hartman Village Pointe and as a result, as of February 8, 2017, have become the sole owner of the Village Pointe Property.

On November 14, 2016, we contributed $100,000 to Hartman Village Pointe in exchange for an initial 2.65% membership interest in Hartman Village Pointe, Hartman XX LP contributed $3,675,000 to Hartman Village Pointe in exchange for an initial 97.35% membership interest in Hartman Village Pointe, and Hartman Village Pointe acquired a fee simple interest in the Village Pointe Property from an unrelated third party seller for a purchase price of $7,050,000, exclusive of closing costs.  Hartman XX LP made a short term secured mortgage loan of $3,525,000 to Village Pointe, evidenced by a promissory note, deed of trust and assignment of leases and rents.  The terms of the mortgage loan required a 2% origination fee and payment of interest only at a rate of 10% per annum.  On December 14, 2016, Village Pointe refinanced the loan from Hartman XX LP with a mortgage from a bank.  We have subsequently acquired all interests in the joint venture and as of February 8, 2017, own 100% of Village Pointe.

Pursuant to the terms of a membership purchase agreement between us and Hartman XX LP, we had the option to acquire up to all of Hartman XX LP’s remaining membership interest in Hartman Village Pointe at a price equal to Hartman XX LP’s investment cost. On December 1, 2016, we acquired an additional 33.11% membership interest in Hartman Village Pointe from Hartman XX LP in exchange for $1,250,000 in cash. After giving effect to the additional membership interest in Hartman Village Pointe acquired by us on December 1, 2016, as of December 31, 2016 our total equity investment in Hartman Village Pointe was $1,350,000, which represented an approximate 35.76% membership interest in Hartman Village Pointe. On January 19, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, on January 25, 2017 we acquired an additional 5.30% membership interest in Hartman Village Pointe from Hartman XX LP for $200,000 in cash, on February 1, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, and on February 8, 2017 we acquired an additional 16.56% membership interest in Hartman Village Pointe from Hartman XX LP for $625,000 in cash. We funded the cash purchase for all of the additional membership interests in Hartman Village Pointe we acquired from Hartman XX LP with net proceeds from our initial public offering.

As of February 8, 2017, we owned a 100% membership interest in Hartman Village Pointe.

Competition

The United States commercial real estate market is highly competitive. All of our properties will be located in areas that include competing properties. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. The amount of competition in a particular market could also impact our ability to lease space and impact the amount of rent we are able to charge. Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A limited availability of financing in the future could reduce suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of the proceeds from our initial public offering.

Employees

Although we have executive officers who manage our operations, we do not have any paid employees.  The employees of our advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.

Regulations

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

 Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business and results of operations or lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Tax Status

We intend to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders.  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elected to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

Financial Information About Industry Segments

Our current business consists of acquiring, developing, owning, managing, leasing, operating, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and, accordingly, do not report segment information.

Economic Dependency

We are dependent on our advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of our real estate portfolio, and other general and administrative responsibilities. In the event that our advisor is unable to provide these services to us, we will be required to obtain such services from other sources, and our failure to identify such other sources could have an adverse impact on our financial condition and results of operations. We also depend upon the dealer manager for the sale of our shares of common stock in our initial public offering.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, we file annual reports, quarterly reports and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, www.hartmanreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, were our filings with the SEC are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

Item 1A.    Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. References to “shares” and “our common stock” in this Item 1A refer to the shares of our common stock.

General Investment Risks

Shares of our common stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date. As a result, it will be difficult for our stockholders to sell their shares, and if they are able to sell their shares, they will likely sell them at a substantial discount.

There is no current public market for our shares. We presently intend, but are not required, to evaluate a transaction providing liquidity for our stockholders within 3 to 7 years from the termination of our initial public offering. Our charter does not require our board to pursue any particular liquidity event at any particular time or at all; provided, however, that if we have not begun the process of liquidating our assets or listing our shares within seven years of the termination of our primary offering, and our board of directors has not set a future date for such a liquidation or listing, our charter requires that we hold a stockholder meeting, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, to vote on a proposal for our orderly liquidation and dissolution. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding capital stock or 9.8% in number of shares of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. Even if our stockholders are able to sell shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what our stockholders paid or less than their proportionate value of the assets we own. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share redemption program without stockholder approval upon 30 days’ written prior notice. Investors should purchase our shares only as a long-term investment because of their illiquid nature.

We have no prior operating history which makes our future performance difficult to predict.

We are a recently formed company with no operating history and may not be able to successfully operate our business or achieve our investment objectives. As of the date of this Annual Report, we have made only one investment in real estate or otherwise. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial programs sponsored by our sponsor or the parent of our sponsor. Our lack of an operating history.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations.

If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, our stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted.

Our organizational documents permit us to make distributions from any source. If our cash flow from operations is insufficient to cover our distributions, we expect to use the proceeds from our initial public offering, the proceeds from the issuance of securities in the future, the proceeds from borrowings or the waiver or deferral of fees otherwise owed to our advisor to pay distributions. It is likely that in our initial years of operation, any distributions declared will be paid from our offering proceeds, which would constitute a return of your capital. If we fund distributions from borrowings, sales of properties or the net proceeds from our initial public offering, we will have fewer funds available for the acquisition of assets resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to you. In addition the value of your investment in shares of our common stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions. Further, to the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount we can fund distributions from sources other than from our current and accumulated earnings and profits.

If we do not raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

Our initial public offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to sell any number or dollar amount of shares of our common stock or purchase any shares of our common stock. The amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the location, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to our stockholders would be reduced.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on our advisor to manage our operations and our portfolio of real estate assets and our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor.. Our advisor does not have any operating history and it will depend largely upon the fees that it will receive from us in connection with the purchase, management and sale of assets, as well as fees it collects from other affiliates, to conduct its operations. Any adverse changes in the financial condition of our advisor or our relationship with our advisor could hinder its ability to successfully manage our operations and our portfolio of investments.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent that any decline in our advisor’s revenues and operating results impacts the financial condition and performance of our advisor, our results of operations and financial condition could also suffer.

Terminating our advisor, even for poor performance, other than a termination of our advisor for “cause,” will result in less funds available for distributions or investing in properties because it will trigger a significant one-time payment to the holder of the special limited partnership interests.

Other than a termination of our advisor for “cause,” as defined in the advisory agreement with our advisor, terminating our advisor will trigger the redemption of the special limited partnership interests in our operating partnership held by Hartman vREIT XXI SLP LLC, a wholly owned subsidiary of the parent company of our advisor, for a redemption price payable in the form of a promissory note, shares of our common stock, or limited partnership units in our operating partnership. This means that less cash would be available for distributions or to acquire properties, and may act as a deterrent to the termination of the advisor.

Our ability to implement our investment strategy is dependent, in part, upon the ability of our dealer manager to successfully conduct our initial public offering.

Hartman Real Assets Securities, Inc. is the dealer manager for our initial public offering effective January 1, 2017. The success of our initial public offering, and our ability to implement our business strategy, is dependent upon the ability of our dealer manager to build and maintain a network of broker-dealers to sell our shares to their clients. Our dealer manager is newly formed and has not conducted any other public or private offerings. If our dealer manager is not successful in establishing, operating and managing this network of broker-dealers for our initial public offering, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, because our initial public offering is a “best efforts” offering, we may not raise proceeds in our initial public offering sufficient to meet our investment objectives.

If we are unable to find suitable investments or we experience delays in doing so, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from other entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of sellers of the types of properties we seek to purchase. Additionally, disruptions and dislocations in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly upon receipt of offering proceeds, we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and your investment returns to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more capital we raise in our initial public offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our initial public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor may be simultaneously seeking to locate suitable investments for other affiliated programs could also delay the investment of the proceeds of our initial public offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.

We have disclosed an estimated NAV per share of our common stock as of December 31, 2016, after we received sufficient funds to satisfy the minimum offering requirement and purchase our first asset. The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2016 as we purchase additional assets and raise additional capital from the sale of our shares. The estimated NAV per share values that we disclose may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated.

To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our offering, pursuant to applicable FINRA rules, we will, not less frequently than annually, disclose an estimated NAV per share of each class of our common stock, an explanation of the method by which the estimated NAV per share was developed and the date of the data used to develop the estimated NAV per share. Our board of directors has established an initial estimated NAV per share of our common stock of $10.47 as of December 31, 2016, shortly after we satisfied the minimum offering requirement and invested in our first asset.  In connection with the preparation of our Annual Report on Form 10-K, we subsequently determined that $11.02 is the estimated NAV per share as of December 31, 2016.  This estimated NAV per share was based on an appraisal of the single real estate asset in which we owned a joint venture interest as of the valuation date. The market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future as we continue to raise capital and invest in other properties. Future determinations of our estimated NAV per share are likely to vary significantly from the value established as of December 31, 2016. This approach to establishing an estimated NAV per share may bear little relationship to, and will likely exceed, what a stockholder might receive for its shares if the stockholder tried to sell them or if we liquidated our portfolio. Our initial estimated NAV per share was determined as of December 31, 2016, which was prior to the date that we amended our charter to provide for our Class A shares of common stock and Class T shares of common stock or issued any Class T shares of our common stock. Future determinations of our estimated NAV per share will reflect an estimated NAV per share for each class of our common stock outstanding.

Although our current offering price of $10.00 per Class A share and $9.60 per Class T share represents the price at which most investors will purchase shares in our primary offering, these prices and any subsequent estimated NAV per share we determine, are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs and distribution and shareholder servicing fees; (iii) the estimated per share value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. Our board of directors will be responsible for determining our estimated NAV per share no less frequently than annually. To assist our board of directors in determining our estimated NAV per share, we will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which may include an independent appraisal or valuation. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

The value of a share of our common stock may be diluted if we pay a stock dividend.

Our board of directors may authorize and has declared regular stock dividends.  Our board authorized a stock dividend and investors who purchase shares early in our offering will receive more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

We may change our targeted investments, our policies and our operations without stockholder consent.

Although we expect to invest in office, retail, industrial, and warehouse properties located primarily in Texas, we may also invest in other real estate asset classes located throughout the United States. Except as described in our prospectus, we are not restricted as to the percentage of our offering proceeds that may be invested in properties as compared with the percentage of our proceeds that we may invest in other investments, each of which may be leveraged and will have differing risks and profit potential. Further, we are not limited with respect to the percentage of our offering proceeds that may be invested in any one investment. The greater the percentage of our offering proceeds invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable.

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

We will pay substantial fees and expenses to our advisor and its affiliates, including the dealer manager for our initial public offering.  These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties, and may reduce cash available for investment.

A portion of the offering price from the sale of our shares in our initial public offering will be used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties. In addition, because the full offering price paid by stockholders will not be invested in assets, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

We will reimburse our advisor for amounts it pays in connection with the acquisition or development of a property whether or not we ultimately acquire the asset.

We rely on our advisor to locate and acquire properties on our behalf.  To the extent that we reimburse our advisor for expenses incurred and a property is not acquired, there will be less funds available for investment in other properties.  The failure to close on an acquisition of a property will mean that expenses have been incurred without the ability to recoup those expenses from the operation of the property and could reduce the distributions our stockholders may receive.

Our stockholders are limited in their ability to sell shares of common stock pursuant to our share repurchase program. Stockholders may not be able to sell any shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed.  We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed to no more than (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment program in the prior calendar year plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and such additional funds as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time upon 30 days’ notice without stockholder. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, they may not receive the same price they paid for any shares of our common stock being redeemed.

Investors who invest in us at the beginning of our initial public offering may realize a lower rate of return than later investors.

There can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. In addition, to the extent our investments are in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. Therefore, until such time as we have sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources, such as from the proceeds of our public offerings, cash advances to us by our advisor, cash resulting from a waiver of fees by our advisor, and borrowings.

If we internalize our management functions, our stockholders’ interest in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests in our company and could reduce the earnings per share and funds from operations per share attributable to our stockholders’ investment in our company.

Additionally, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement with our advisor, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of knowledge and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our real estate assets.  In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend in defending against such litigation would reduce the amount of funds available for investment by us in properties or other investments and the amount of funds available for distributions to stockholders.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by affiliates and the parent company of our advisor to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, we may not be able to retain all of the employees of the parent or affiliates of our advisor or to maintain a relationship with our sponsor. In addition, some of the employees of our advisor and affiliates provide services to one or more other investment programs, including Hartman Short Term Income Properties XX, Inc. These programs or third parties may decide to retain some or all of advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of an investment ins hares of our common stock.

Risks Related to Conflicts of Interest

Our advisor, our dealer manager and their affiliates, including all of our executive officers, some of our directors and other key real estate professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor, our dealer manager and their affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of our dealer manager and other affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•

the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreements we expect to enter into with our property manager;

•

offerings of equity by us, which will likely entitle our advisor to increased acquisition, asset management and disposition fees and our dealer manager to earn additional dealer manager fees;

•

acquisitions of properties, which entitle our advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from programs sponsored by our sponsor or its affiliates, might entitle affiliates of our advisor to disposition fees in connection with its services for the seller;

•

borrowings to acquire properties and other investments, which will increase the acquisition, debt financing and asset management fees payable to our advisor;

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the holder of the special limited partnership interests to have its interests in our operating partnership redeemed; and

•

whether and when we seek to sell the company or its assets, which sale could entitle our advisor to disposition fees.

The asset management fees our advisor receives in connection with the acquisition and management of our assets are based on the cost of the investment, and not based on the value of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. Our advisor will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation.  Payment of fees and expenses to our advisor and our dealer manager will reduce the cash available for distribution and could result in decisions that are not in the best interests of our stockholders.

We may compete with affiliates of our sponsor, including Hartman Short Term Income Properties XX, Inc., for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with affiliates of our sponsor, including Hartman Short Term Income Properties XX, Inc., a public, non-listed REIT with investment policies and objectives similar to our own, for opportunities to acquire or sell properties. We may also buy or sell properties at the same time as affiliates of our sponsor. In this regard, there is a risk that our sponsor will select for us investments that provide lower returns to us than investments purchased by its affiliates. Certain of our affiliates own or manage properties in geographical areas in which we expect to own properties. As a result of our potential competition with affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

Our advisor will face conflicts of interest relating to joint ventures that we may form with its affiliates, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

If approved by our independent directors, we may enter into joint venture agreements with other programs sponsored by our sponsor or its affiliates for the acquisition, development or improvement of properties or other investments. Our advisor and the advisors to other Hartman-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Hartman-sponsored program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Hartman-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Hartman-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Hartman-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus be either to our and your benefit or detriment.

Our advisor, the real estate professionals assembled by our advisor and their affiliates and officers will face competing demands relating to their time, and this may cause our operations and your investment to suffer.

We rely on the parent company to our advisor, the real estate professionals our advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our advisor, its real estate professionals and affiliates, including our officers, have interests in other programs sponsored by our sponsor and its affiliates and engage in other business activities. As a result of their interests in such other programs and the fact that they have engaged in and they will continue to engage in other business activities, they will face conflicts of interest in allocating their time among us, our advisor and such other programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us and our stockholders by inappropriately devoting insufficient time or resources to our business due to the competing demands of other programs, our operations, the returns on our investments, and therefore our profitability, may suffer.

Our executive officers and some of our directors face conflicts of interest related to their positions with our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and some of our directors are also executive officers, directors, managers and key professionals of our advisor and other entities affiliated with our sponsor, including Hartman Short Term Income Properties XX, Inc. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Because other real estate programs sponsored by our sponsor and offered through our dealer manager may conduct offerings concurrently with our initial public offering, our sponsor and dealer manager will face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Other future programs that our sponsor may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with our initial public offering. As a result, our sponsor and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment opportunities. If the fees that we pay to the dealer manager are lower than those paid by such other affiliates, or if investors have a greater appetite for their shares than our shares, our dealer manager may be incentivized to sell more shares of such other affiliates and thus may devote greater attention and resources to their selling efforts than to selling our shares. Our sponsor generally seeks to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsor will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

The dealer manager's affiliation with our advisor and our sponsor may cause a conflict of interest and may hinder the performance of its due diligence obligations.

Hartman Real Assets Securities, Inc., our dealer manager effective as of January 1, 2017, receives selling commissions and a dealer manager fees, all or a portion of which it may re-allow to other dealers, in connection with our initial public offering. As dealer manager, Hartman Real Assets Securities, Inc. has certain obligations under the federal securities laws to undertake a due diligence investigation with respect to the parties involved in our initial public offering, including our advisor. The ownership structure of our affiliates and the ownership of Hartman Real Assets Securities, Inc. by Hartman Income REIT, Inc., an affiliate, may cause a conflict of interest for Hartman Real Assets Securities, Inc. in carrying out its due diligence obligations. The due diligence investigation of us by our dealer manager cannot be considered to be an independent review of the terms of our initial public offering, and therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker.  Accordingly, our stockholders will need to rely on their own broker-dealer to make an independent review of the terms of our initial public offering.  If a stockholder’s broker-dealer does not conduct such review, it will not have the benefit of an independent review of the terms of our initial public offering. The absence of an independent due diligence review by Hartman Real Assets Securities, Inc. may increase the risk and uncertainty potential investors face.

Our dealer manager may experience conflicts in managing competing offerings for us.

Our dealer manager may experience conflicts in fundraising for us and possibly other future affiliates at the same time. If the fees that we pay to the dealer manager are lower than those paid by such other affiliates, or if investors have a greater appetite for their shares than our shares, our dealer manager may be incentivized to sell more shares of such other affiliates and thus may devote greater attention and resources to their selling efforts than to selling our shares.

Our dealer manager is expected to limit its activities to only offer securities by us or our affiliates, so its success of failure is dependent solely on its ability to generate fees from our offerings or offerings of our affiliates.

Our dealer manager effective as of January 1, 2017, Hartman Real Assets Securities, Inc., is not expected to offer securities of any non-affiliated companies. The offerings of our dealer manager are thus limited and the success of our dealer manager is entirely dependent on fees generated for our initial public offering or the offerings of our affiliates. To the extent that the expenses of our dealer manager exceed its income from the fees generated from us or our affiliates, our dealer manager will need to rely on capital infusions from its parent (Hartman Income REIT, Inc.) to remain commercially viable. There is no commitment from Hartman Income REIT Inc. to make such capital infusions and if the dealer manager fails, we may not be able to raise adequate proceeds through our initial public offering or we may be delayed in raising funds pending the appointment of a replacement managing dealer, such that we may not be able to implement our investment strategy within the time periods we anticipate or even at all.

Risks Related to Our Organizational Structure

Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities subject to any limitations under Maryland law or in our charter.  As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or obligation to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of the aggregate of our then outstanding shares of capital stock (which includes common stock and any preferred stock or convertible stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of the aggregate of our then outstanding common stock unless exempted (prospectively or retroactively) by our board of directors. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell shares of our common stock.

We may issue preferred stock, convertible stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our initial public offering.

Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock, convertible stock or other classes of common stock with rights that could dilute the value of shares of common stock. However, the issuance of preferred stock or convertible stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

Our charter authorizes us to issue 950,000,000 shares of capital stock, consisting of (i) 900,000,000 shares of capital stock are classified as common stock, par value $0.01 per share, 850,000,000 of which are classified and designated as Class A common stock and 50,000,000 of which are classified and designated as Class T common stock, and (ii) 50,000,000 shares which are classified as preferred stock, par value $0.01 per share. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If we ever create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

We are structured as an “UPREIT,” which stands for “umbrella partnership real estate investment trust.” We use the UPREIT structure because a contribution of property directly to us is generally a taxable transaction to the contributing property owner. In the UPREIT structure, a contributor of a property who desires to defer taxable gain on the transfer of a property may transfer the property to our operating partnership in exchange for limited partnership interests and defer taxation of gain until the contributor later exchanges his or her limited partnership interests for shares of our common stock. We believe that using an UPREIT structure gives us an advantage in acquiring desired properties from persons who may not otherwise sell their properties because of unfavorable tax results.

Our operating partnership may issue limited partner interests in connection with certain transactions. Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

In addition, the special limited partnership interest holder is an affiliate of our advisor and, as the special limited partner in our operating partnership, may be entitled to: (1) receive certain distributions upon the disposition of certain of our operating partnership’s assets; or (2) a one-time payment in the form of cash, interests in our operating partnership or shares in connection with the redemption of the special limited partnership interests upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or a non-renewal of our advisory agreement. The special limited partnership interest holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special limited partnership interests would reduce the overall return to stockholders to the extent such return exceeds 6.0%.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks faced by our stockholders.

Our stockholders’ investment returns may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act of 1940, we intend to engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our initial public offering ends.

Section 3(a)(1)(A) of the Investment Company Act of 1940 defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act of 1940 defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act of 1940.

We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act of 1940 as we intend to invest primarily in real property, through our operating partnership or our operating partnership’s wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a company conducting its business of investing in real property either directly or through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act of 1940 because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership or our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the business of purchasing or otherwise acquiring real property.

In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act of 1940. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act of 1940, will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of our assets. Future revisions to the Investment Company Act of 1940 or further guidance from the SEC staff may cause us to lose our exclusion from the definition of ‘investment company’ or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

There can be no assurance that the laws and regulations governing the Investment Company Act of 1940 status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. For instance, in 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act of 1940, including the nature of the assets that qualify for purposes of the exclusion. In addition, the SEC or its staff could take action that results in our or our subsidiary’s failure to maintain an exception or exemption from the Investment Company Act of 1940.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within one of the definitions of an investment company under Section 3(a)(1) of the Investment Company Act of 1940, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6) of the Investment Company Act of 1940. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

To ensure that neither we, our operating partnership nor any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of ‘investment company’ or maintain an exclusion from the definition of an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Although we have opted out of certain anti-takeover provisions of Maryland law, our board of directors could opt into these protections in the future, which may make it more difficult for us to be acquired and may prevent stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•

any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or

•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

Another anti-takeover statute under Maryland law, the Control Share Acquisition Act, provides that the holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to such control shares, except to the extent approved a vote of two-thirds of the votes entitled to vote generally in the election of directors, excluding votes cast by the acquirer, by officers or by directors who are employees of the corporation.  Should our board of directors opt into these provisions of Maryland Law in the future, it may discourage offers from third parties to acquire us and increase the difficulty of consummating any offer.

We may become subject to certain other anti-takeover provisions of Maryland law that would make it harder for stockholders to change the composition of our board of directors and may prevent stockholders from receiving a premium price for their shares in connection with an unsolicited takeover.

Subtitle 8 of Title 3 of the Maryland General Corporation Law, or the MGCL, or Subtitle 8, permits the board of directors of a Maryland corporation that has a class of securities registered under the Exchange Act and that has at least three independent directors, to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in its charter or bylaws, to certain additional antitakeover provisions, which would allow for, among other things, the classification of our board without stockholder approval and the imposition of a two-thirds vote requirement for removing a director; and require that vacancies on the board of directors be filled only by the remaining directors and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred, and a majority vote for the calling of a stockholder-requested special meeting of stockholders. We have elected by a provision in our charter that, at such time, if ever, as we are eligible to make a Subtitle 8 election, vacancies on our board may be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred.  We have not elected to be subject to the other provisions of Subtitle 8, and as discussed above, to do so we must have a class of equity securities registered under the Exchange Act and at least three independent directors.  While we expect to meet the first of these requirements, we have only two independent directors at this time, and we have no current plan to add a third, although that may change.  Accordingly, our board of directors may in the future elect, at such time as we are eligible to make a Subtitle 8 election and without stockholder approval, to classify our board or to become subject to any of the other provisions of Subtitle 8.  Any of these provisions could make it more difficult and more time consuming for stockholders to change the composition of our board of directors and could prevent stockholders from receiving a premium price for their shares in connection with an unsolicited takeover.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most of the provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for your shares in such a transaction.

Risks Related to Investments in Real Estate

A decrease in demand for office or retail space may have a material adverse effect on our financial condition and results of operations.

We expect that our portfolio of properties will consist primarily of office, retail, industrial, and warehouse properties. A decrease in the demand for office or retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations.

Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

The properties we acquire and their performance are subject to the risks typically associated with real estate, including:

•

downturns in national, regional and local economic conditions;

•

competition;

•

adverse local conditions, such as oversupply or reduction in demand and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•

vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•

changes in the supply of or the demand for similar or competing properties in an area;

•

changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•

changes in governmental regulations, including those involving tax, real estate usage, environmental and zoning laws; and

•

periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our results of operations, reduce the cash available for distributions and the return on our stockholders’ investments.

Global and U.S. market, political and economic conditions may adversely affect our liquidity and financial condition and those of our tenants.

While recent economic data reflects moderate economic growth in the United States, the cost and availability of credit may continue to be adversely affected by governmental budget and global economic factors. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce or, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies may adversely affect the liquidity and financial condition of our tenants and us. If these market conditions continue, they may limit our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Further instability in foreign countries caused by political upheaval or real or threatened armed conflicts could adversely affect the U.S. and local economies, trading markets, jobs, interest rates and lending practices and may adversely affect our liquidity and financial condition as well as the ability of our tenants to pay rent.

Market trends and other conditions outside of our control could decrease the value of our investments and weaken our operating results.

Our performance and the value of our portfolio are subject to risks associated with our investments in real estate assets and with trends in the real estate industry. Our economic performance and the value of our investments are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our portfolio may include:

•

local oversupply or reduction in demand for commercial space of the type we own or are purchasing, which may result in decreasing rental rates and greater concessions to tenants;

•

inability to collect rent from tenants;

•

vacancies or inability to rent space on favorable terms or at all;

•

inability to finance property development and acquisitions on favorable terms or at all;

•

increased operating costs, including insurance premiums, utilities, and real estate taxes;

•

costs of complying with changes in governmental regulations;

•

the relative illiquidity of real estate investments;

•

changing submarket demographics;

•

changes in space utilization by our tenants due to technology, economic conditions and business culture;

•

the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•

property damage resulting from seismic activity, flood, or other natural disasters.

An additional downturn in oil demand or continued weakening of the oil and gas markets could adversely affect our financial condition, results of operations, and our ability to borrow funds.

Our investment strategy relies heavily on locating and operating properties in Texas, including properties located in the major metropolitan areas of Dallas, Houston and San Antonio. The economies of these cities rely on the exploration, production and processing of oil, natural gas and petrochemicals.  A prolonged weakening in the price of oil could make oil exploration and related industries unprofitable for certain companies, forcing them out of the business or forcing them to downsize their operations.  To the extent that we lease space to oil and gas companies or companies that support the oil and gas industry, our operations could be negatively impacted by the loss of tenants or less demand for space in our buildings.

To the extent that oil producers have borrowed from lending institutions and are no longer able to repay their debt, lending practices in Texas could be negatively impacted, making funds more difficult to borrow or more expensive to borrow.

The loss or downsizing of a significant tenant in a property could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows.

Our financial condition, results of operations, ability to borrow funds, and cash flows would be adversely affected if any of our significant tenants in a property fails to renew its lease, renews its lease on terms less favorable to us, renews for less space due to economic conditions or more efficient use of space or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations and we are unable to re-lease the space.

If we enter into long-term leases with our tenants, those leases may not result in fair value over time.

Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.

Downturn in our tenants’ businesses may reduce our revenues and cash flows.

We expect to derive substantially all of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business or may never generate positive results of operations, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. For tenants that operate pursuant to capital investments, an acceleration of losses may result in a faster than expected use of available cash. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent could be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We are subject to governmental regulations that may affect the renovations to, and use of, our properties.

Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990, or the ADA, pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties will substantially comply with requirements under applicable governmental regulations, it is possible that any of our properties could be audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.

We face significant competition, which may decrease the occupancy and rental rates of our properties.

We will compete with developers, owners and operators of office and retail properties and other commercial real estate, many of which own properties similar to the properties that we expect to acquire, in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy or higher rental rates, or deter existing tenants from relocating to properties owned by our competitors.

We may be unable to complete acquisitions and successfully operate acquired properties.

Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:

•

we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded and private REITs, institutional investment funds and other real estate investors;

•

even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•

even if we enter into agreements for the acquisition of a desired property, we may be unable to complete such acquisitions because they remain subject to customary conditions to closing, including the completion of due diligence investigations to management’s satisfaction;

•

we may be unable to finance acquisitions on favorable terms or at all;

•

we may spend more than the budgeted amount in our operations, particular in the making of necessary improvements or renovations to acquired properties;

•

we may be unable to lease acquired, developed, or redeveloped properties at projected economic lease terms or within budgeted timeframes;

•

we may acquire properties that are subject to liabilities for which we may have limited or no recourse;

•

we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition-related costs;

•

we may not complete or redevelop properties on schedule or within budgeted amounts;

•

we may expend funds on and devote management’s time to acquisition or redevelopment of properties that we may not complete;

•

we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•

we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and

•

we may fail to obtain the financial results expected from properties we acquire or redevelop.

If one or more of these events were to occur in connection with our acquired properties, we could be required to recognize an impairment loss. These events could also have an adverse impact on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies through either the expiration or the continued default of a tenant lease. Long-term vacancies would reduce our revenues and the cash available for distributions. In addition, because the value of a property’s lease has a significant impact on that property’s market value, the resale value of properties with high or prolonged vacancies could suffer, further reducing the value of an investment in our company.

We may own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed.

We may acquire properties that we lease individually on a long-term basis. These ground leases and other restrictive agreements may impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Real estate assets are illiquid, and we may not be able to sell our properties when we desire.

Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits derived by REITs from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Future terrorist activity or engagement in war by the United States may have an adverse effect on our financial condition and operating results.

Terrorist attacks in the United States and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction, or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

Terrorist acts and engagement in war by the United States also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for our office leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.

From time to time, we may be involved in legal proceedings, lawsuits and other claims. Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition.

We may be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants. An unfavorable resolution of litigation could have an effect on our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay dividends and distributions to our security holders. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, litigation. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.

We may enter into joint ventures or other co-ownership arrangements with other Hartman programs or with third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•

the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•

the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•

that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•

the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

•

that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Because we will rely on our advisor, its affiliates and third party sub-managers to manage the day-to-day affairs of any properties we may acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.

We will depend upon the performance of our property managers to effectively manage our properties and real estate-related assets. In order to increase or maintain adequate occupancy levels, we may have to offer inducements, such as free rent, to compete for tenants. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should our property manager, its affiliates or third party sub-managers fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

If we are unable to sell a property for the price, on the terms, or within the time frame we desire, it could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms, or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of an investment in our company.

Government entities and contractors may cause unforeseen delays and increase costs to renovate properties that we may acquire, which may reduce our net income and cash available for distributions to you.

We may seek to or be required to incur substantial capital obligations to renovate or reposition existing properties that we acquire. Our advisor and its key real estate professionals will do their best to estimate these costs prior to acquisition but may not be able to ascertain all hidden defects or problems. There could be unknown and excessive costs, expenses and delays associated with a property’s renovations and interior and exterior upgrades. We will be subject to risks relating to the uncertainties associated with permits and approvals required by governmental entities, community associations and our construction manager’s ability to control costs and to build in conformity with plans and the established timeframe. We will pay a construction management fee to a construction manager, which may be one of our affiliates, if new capital improvements are required. If we are unable to increase rental rates or sell a property at a price consistent with our underwritten projections due to local market or economic conditions to offset the cost of renovating a property, the return on an investment in our company may suffer.

We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.

In order to retain existing tenants and attract new clients, we may be required to offer substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations and cash flow.

Costs of responding to both known and previously undetected environmental contamination and hazardous conditions may decrease our cash flows and limit our ability to make distributions.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and severance liability on the tenants, current or previous owners or operators of real property for the costs to investigate or remediate contaminated properties, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

Environmental laws also may impose liens on a property or restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of an investment in our company.

Properties acquired by us may have toxic mold or asbestos that could result in substantial liabilities to us.

Litigation and concern about indoor exposure to certain types of toxic molds and asbestos has been increasing as the public becomes aware that exposure to mold and asbestos can cause a variety of health effects and symptoms, including allergic reactions, cancer and even death. It is impossible to eliminate all mold and mold spores in the indoor environment. There can be no assurance that the properties acquired by us will not contain toxic mold or that buildings containing asbestos encased so as to render the asbestos non-health threatening will remain that way. The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons and the risk that the cost to remediate toxic mold and/or asbestos will exceed the value of the property. There is a risk that we may acquire properties that contain toxic mold and/or asbestos and such properties may negatively affect our performance and the return on an investment in our company.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investments.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism or catastrophes could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism or catastrophes as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions.

Our properties may be dispersed geographically and across various markets and sectors.

We may acquire and operate properties in different locations throughout Texas and the United States and in different markets and sectors. The success of our properties will depend largely on our ability to hire various managers and service providers in each area, market and sector where the properties are located or situated. It may be more challenging to manage a diverse portfolio. Failure to meet such challenges could reduce the value of our stockholders’ investments.

We may be limited in our ability to diversify our investments, making us more vulnerable economically than if our investments were diversified.

Our ability to diversify our portfolio may be limited both as to the number of investments owned and the geographic regions in which our investments are located. While we seek to diversify our portfolio by geographic location, we focus on our specified target markets that we believe offer the opportunity for attractive returns and, accordingly, our actual investments may result in concentrations in a limited number of geographic regions. As a result, there is an increased likelihood that the performance of any single property, or the economic performance of a particular region in which our properties are located, could materially affect our operating results.

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the U.S.

Fluctuations in manufacturing activity in the U.S. may adversely affect our industrial tenants and therefore the demand for and profitability of any industrial properties we acquire. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.

Risks Associated with Debt Financing

Our use of debt will reduce cash available for distributions and may expose us to the risk of default under our debt obligations.

Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties or to pay in cash the distributions necessary to qualify and maintain our REIT qualification. Our level of debt and the limitations imposed by our debt agreements may have substantial consequences, including the following:

•

we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of our original indebtedness;

•

cash flows may be insufficient to meet required principal and interest payments;

•

we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•

we may default on our obligations, and the lenders or mortgagees may foreclose on our properties that secure the loans and receive an assignment of rents and leases; and

•

our default under one mortgage loan could result in a default on other indebtedness with cross default provisions.

If one or more of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected.

We may incur mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.

We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give you no assurance that we will be able to obtain such borrowings on satisfactory terms.

If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.

High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long term through a variety of means, including credit facilities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations, as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Hartman XXI Advisors, LLC as our advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. Increases in interest rates may increase our interest costs, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might have to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of your investment.

Our charter limits our leverage to 300% of our net assets and our board of directors has adopted a policy that our debt financing will be approximately 50% of the aggregate costs of our investments but we may exceed this limit with the approval of the independent directors of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholdrs’ investments.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

We intend to qualify as a REIT commencing with the taxable year ending December 31, 2017. Our qualification as a REIT will depend on our ongoing satisfaction of numerous requirements established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and involve the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.  In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations that may be dependent on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Alston & Bird LLP, our tax counsel, has rendered its opinion that we will be organized in conformity with the requirements for qualification as a REIT commencing with the taxable year ending December 31, 2017, and that our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. Alston & Bird LLP’s opinion is based upon our representations as to the manner in which we will be owned, invest in assets and operate, among other things. Our qualification as a REIT, however, will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Internal Revenue Code, the requirements to be taxed as a REIT under the Internal Revenue Code and Treasury Regulations. Alston & Bird LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. In addition, Alston & Bird LLP’s opinion will represent its legal judgment based on the law in effect as of the date of our prospectus and will not be binding on the IRS or the courts. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we do not elect to be taxed as a REIT for our taxable year ended December 31, 2017 or fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, we would not be required to distribute substantially all of our net taxable income to our stockholders. In addition, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, unless we are eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service were successfully to determine that our operating partnership should properly be treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income. In addition, we would fail to qualify as a REIT, with the resulting consequences described above.

Legislative, regulatory or administrative changes could adversely affect us or our customers.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our customers.

President Trump, the House leadership and the Senate leadership all have expressed interest in passing comprehensive tax reform this year.  While certain aspects of tax reform proposals have been described, proposed legislation has not yet been introduced by the leaders of the House Ways and Means Committee or the Senate Finance Committee.  None of the descriptions of tax reform proposals have specifically addressed the treatment of REITs.  Moreover, there is not yet agreement between the President, the House leadership and the Senate leadership about the specifics of tax reform.  To date, the focus of the House plan differs significantly from the Senate plan.  Accordingly, there is no assurance that comprehensive tax reform will be enacted, when any such legislation might be enacted, what specific measures will be included in any enacted tax reform language, or whether tax reform would adversely affect us, our shareholders or our customers.

All of the tax reform proposals share a desire to reduce maximum corporate income tax rates and reform U.S. taxation of income earned outside the United States.  Lower corporate rates would be at least partially paid for by reducing or eliminating various tax benefits.  Given that the same tax benefits generally apply to businesses conducted through non-corporate structures, there is also pressure on reducing the tax rates applicable to non-corporate businesses.

Some of the tax benefits identified as possibly being eliminated or reduced include various tax benefits that have been important to the real estate industry, including REITs, such as eliminating the like-kind exchange rules or the deduction of net interest expense.  Loss of a deduction for net interest expense would substantially increase our REIT taxable income and, absent amendments to the REIT rules, our distribution obligations.  In addition, it is possible that substantially reduced corporate tax rates or Senate interest in integrating taxation of shareholders and corporations could reduce or eliminate the relative attractiveness of REITs as a vehicle for owning real estate.

We urge investors to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to federal income tax on any undistributed taxable income and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income and excise taxes, it is possible that we might not always be able to do so.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If a stockholder participates in our distribution reinvestment plan, Distribution Reinvestment Plan ( “DRIP”), you will be deemed to have received, and for income tax purposes will be taxed on, a cash distribution equal to the fair market value of the stock received pursuant to the distribution reinvestment program, which will be taxed as a dividend to the extent of our current or accumulated earnings and profits. As a result, unless a stockholder is a tax-exempt entity, a stockholder may have to use funds from other sources to pay its tax liability on the value of the common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (including net capital gains), we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gain) To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income (including net capital gains). In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid any income or excise tax liability.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing investor return.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless we qualify for a statutory safe harbor. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operation in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to you.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.

We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “nonqualified publicly offered REIT debt instruments.”  If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In order to meet the REIT asset tests, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) an existing hedging position after a portion of the hedged indebtedness or property is disposed of, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which a stockholder might receive a premium for its shares.

In order for us to qualify as a REIT after our initial REIT year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons and certain other entities including private foundations. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of the aggregate, of the outstanding shares of our capital stock or 9.8% in value of the aggregate of our outstanding shares of common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% after 2017) of the value of a REIT’s assets may consist of securities (including stock) of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot guarantee that we will be able to comply with the limitation on ownership of taxable REIT subsidiary securities on an ongoing basis so as to maintain REIT status or that we will be able to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

In general, the maximum tax rate for “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Non-U.S. investors may be subject to U.S. federal income tax on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax, however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a

REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot guarantee that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market, which is not currently the case, and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Retirement Plan Risks

There are special considerations for pension or profit-sharing or 401(k) plans, health or welfare plans or individual retirement accounts whose assets are being invested in our common stock due to requirements under ERISA and the Internal Revenue Code. Furthermore, a person acting on behalf of a plan not subject to ERISA may be subject to similar penalties under applicable federal, state, local, or non-U.S. law by reason of purchasing our stock.

If you are investing the assets of a pension, profit sharing or 401(k) plan, health or welfare plan, or an IRA, or other plan or arrangement subject to ERISA or Section 4975 of the Internal Revenue Code in us, you should consider whether:

•

your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•

your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•

your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•

your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•

your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•

you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•

your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA, although there can be no assurances. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, our advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

Failure to satisfy the fiduciary standards of conduct and other requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies and/or damages. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Furthermore, to the extent that the assets of a plan or arrangement not subject to the fiduciary provisions of ERISA (for example, governmental plans, non-electing church plans, and foreign plans) will be used to purchase our stock, such plans should consider the impact of applicable federal, state, local, or non-U.S. law on the decision to make such purchase.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2016, we owned an unconsolidated joint venture interest in a retail shopping center located in San Antonio, Texas.  For more information on our real estate investment see Item 1, “Business–Investment Portfolio.”

Item 3.    Legal Proceedings

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any of our properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 15, 2017, we had 508,035 shares of our common stock issued and outstanding held by a total of 57 stockholders, comprised of 503,347 shares of our Class A common stock held by a total of 55 stockholders and 4,688 shares of our Class T common stock held by a total of 2 stockholders. The number of stockholders is based on the records of Great Lakes Fund Solutions, Inc., which serves as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or listed or traded on any over-the-counter market. We do not expect our shares of common stock to become listed on a national securities exchange in the near future, and they may not become listed at all. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. We presently intend to evaluate a transaction providing liquidity for our stockholders within 3 to 7 years from the termination of our initial public offering. We expect that our board, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable for a liquidity event and that such a transaction is in the best interests of our stockholders. Our charter does not require our board to pursue any particular liquidity event at any particular time or at all; provided, however, that if we have not begun the process of liquidating our assets or listing our shares within seven years of the termination of our primary offering, and our board of directors has not set a future date for such a liquidation or listing, our charter requires that we hold a stockholder meeting, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, to vote on a proposal for our orderly liquidation and dissolution. Prior to any such stockholder meeting, our directors would evaluate whether to recommend the proposal to our stockholders and, if they so determine, would recommend the proposal and their reasons for doing so. Our charter sets forth additional procedural and disclosure requirements that would apply in the event that our stockholders requested that a special stockholders meeting be held to vote upon our liquidation and dissolution. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, (2) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. In addition to such liquidity events, our board may also consider pursuing various other liquidity strategies, including adopting a more expansive share redemption program or engaging in a tender offer to accommodate those stockholders who desire to liquidate their investment in us (subject in all cases to the applicable federal securities laws). There can be no assurance as to when a suitable transaction will be available.

Estimated NAV Per Share

On January 24, 2017, our board of directors determined an estimated NAV per share of our common stock as of December 31, 2016 of $10.47. In connection with the preparation of this Annual Report on Form 10-K, we have subsequently determined that $11.02 is the estimated NAV per share as of December 31, 2016.  In determining the estimated NAV per share, our board of directors considered and relied upon (i) information provided in a report prepared by our advisor regarding  the value of our single real estate asset investment, (ii) the recommendation of our independent directors, who comprise the audit committee and valuation committee of our board of directors, (iii) an appraisal of the single real property asset held by our real estate asset investment joint venture, engaged by our advisor, and (iv) our board of directors’ experience with, and knowledge of, our real property investment and other assets as of December 31, 2016. The estimated value per share is based on (a) the estimated value of our assets less the estimated value of our liabilities divided by (b) the number of outstanding shares of our common stock, all as of December 31, 2016. For additional information on the determination of our estimated fair value per share, see the Current Report on Form 8-K we filed with the SEC on January 27, 2017.

We intend to determine an updated estimated NAV per share every year on or about the last day of our fiscal year (beginning in fiscal year 2017), or more frequently in the sole discretion of our board of directors.  Investors are cautioned that the market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.  Investors should also consider that we are in the early stages of raising capital in our initial public offering and as of December 31, 2016 we owned an unconsolidated joint venture interest in one real property asset.  As we raise capital from the sale of shares of our common stock in our initial public offering and invest in real estate properties, our assets and liabilities, and the estimated NAV per share of our common stock, will vary significantly from their values as of December 31, 2016.

Recent Sales of Unregistered Securities

On September 30, 2015, we issued 22,100 shares of our common stock at $9.05 per share to our advisor in exchange for $200,005 in cash. In issuing such shares of our common stock to our advisor, we relied on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. Our advisor, by virtue of its affiliation with us, had access to information concerning our proposed operations and the terms and conditions of its investment.

On September 30, 2015, our operating partnership issued limited partnership interests to Hartman vREIT XXI Holdings LLC in exchange for $1,000 and issued special limited partnership interests to Hartman vREIT XXI SLP LLC in exchange for $1,000. In issuing such limited partnership interests our operating partnership relied on the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. We, Hartman vREIT XXI Holdings LLC and Hartman vREIT XXI SLP LLC, by virtue of our affiliation with our operating partnership, had access to information concerning our operating partnership’s proposed operations and the terms and conditions of its investment.

Pursuant to our independent directors’ compensation plan, upon raising $1,000,000 in gross offering proceeds in our initial public offering, each of our two independent directors at that time, John Ostroot and Jack Cardwell, became entitled to receive an initial grant of 1,000 shares and 1,500 shares, respectively, of our restricted common stock. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act.  For more information on our independent director’s compensation plan, see Item 11, “Executive Compensation—Compensation of our Directors.”

Use of Offering Proceeds From Registered Securities

On June 24, 2016, our Registration Statement on Form S-11 (File No. 333-207711), registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC under the Securities Act of 1933, as amended, and we commenced our initial public offering. On January 9, 2017, we amended our articles of amendment and restatement, or our charter, to (i) designate our authorized shares of common stock as Class A shares of common stock and Class T shares of common stock and (ii) convert each share of our common stock outstanding as of date of the amendment to our charter into a share of our Class A common stock. On February 6, 2017, our amended registration statement on Form S-11 (File No. 333-207711), registering our public offering of up to $269,000,000 in shares of our Class A common stock and Class T common stock, was declared effective by the SEC and we commenced offering shares of our Class A and Class T common stock in our initial public offering.

We are offering to the public up to $250,000,000 in any combination of shares of our Class A and Class T common stock and up to $19,000,000 in shares of our Class A and Class T common stock to our stockholders pursuant to our distribution reinvestment plan.

We are offering our Class A common stock to the public at an initial price of $10.00 per share and to our stockholders at an initial price of $9.50 per share for Class A common stock purchased pursuant to our distribution reinvestment plan.

We are offering our Class T common stock to the public at an initial price of $9.60 per share and to our stockholders at an initial price of $9.12 per share for Class T common stock purchased pursuant to our distribution reinvestment plan.

Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.

As of December 31, 2016, we had received and accepted investors’ subscriptions for and issued 138,675 shares of our common stock in our initial public offering, resulting in aggregate gross offering proceeds of $1,265,200. As of March 15, 2017, we had accepted subscriptions for and issued 503,347 shares of our Class A common stock, including 101 shares of our Class A common stock issued to pursuant to our distribution reinvestment plan, and 4,688 shares of our Class T common stock in our initial public offering resulting in gross offering proceeds of $4,906,332.

As of December 31, 2016, we had incurred selling commissions, dealer manager fees and our advisor had incurred organization and other offering costs in our initial public offering in the amounts set forth in the table below. D.H. Hill Securities, LLLP, our former dealer manager, and Hartman Real Assets Securities, Inc., our dealer manager effective as of January 1, 2017, reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 10,944	Actual
Finders’ fees	-	Actual
Expenses paid to or for underwriters	-	Actual
Other organization and offering costs (paid by our advisor)	780,646	Actual
Total expenses	$ 791,390

We intend to use the net proceeds to us from our initial public offering to acquire or invest in additional commercial real estate properties. As of December 31, 2016, we have invested $1,350,000, including $1,250,000 of net offering proceeds from our initial public offering, to purchase our first investment in a commercial real estate property.

Share Redemption Program

Our board of directors has adopted a share redemption program. Our share redemption program may provide an opportunity for our stockholders to have their shares of our common stock repurchased by us, subject to certain restrictions and limitations, at a price equal to or at a discount from the price paid for the shares being redeemed.  No shares can be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period will not apply to repurchases requested following the death or qualifying disability of a stockholder.

Unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability or upon a stockholder’s confinement to a long-term care facility, we will initially redeem Class A and Class T shares at a price equal to, or at a discount from, the amount by which (a) the lesser of (1) the average gross price per share the original purchaser of the shares being redeemed paid to us for all of the shares (as adjusted for any distribution and shareholder servicing fees, stock dividends, combinations, splits, recapitalizations, and the like with respect to our shares of common stock) or (2) the offering price of shares of the same class in our most recent primary offering, or (3) the estimated NAV per share of the same class as determined and reported by our board as of the date closest preceding the redemption request, exceeds (b) the aggregate amount of net sales proceeds per share of the same class if any, distributed to investors prior to the redemption date as the result of the sale of one or more of our investments.

The applicable discount will vary based upon the length of time that a stockholder has held the shares of our common stock subject to redemption, as set forth in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Applicable Purchase Price Per Share
1 year or more	90.0%
2 years or more	92.5%
3 years or more	95.0%
4 years or more	97.5%
5 years or more	100.0%

In the event of the death or qualified disability of a stockholder, we will redeem shares of our common stock at a price as calculated above, without regard to the discounts set forth in the table above.

Provided that the redemption request is made within 270 days of the event giving rise to the following special circumstances, we will waive the one-year holding requirement (a) upon the request of the estate, heir or beneficiary of a deceased stockholder or (b) upon the disability of a stockholder or upon a stockholder’s confinement to a long-term care facility, provided that the condition causing such disability or need for long-term care was not preexisting on the date that such person became a stockholder.

We are not obligated to repurchase shares of our common stock under the share repurchase program. Our board may, in its sole discretion, accept or reject any share repurchase request made by any stockholder at any time. We intend to redeem shares quarterly under the share redemption program. Repurchases during any calendar year will be limited to the lesser of (a) 5% of the weighted-average number of shares outstanding during the prior 12-month calendar year and (b) the number of shares of our common stock that could be repurchased with the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus, if we had positive operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year. If those limitations prevent us from redeeming shares, those shares will remain in line to be redeemed with priority based on the date that the redemption is first requested.

Our board of directors, in its sole discretion, may suspend implementation of, terminate or amend our share redemption program at any time it determines that such suspension, termination or amendment is in our best interest.

We did not redeem any shares of our common stock during the year ended December 31, 2016.

Determination of Net Asset Value Per Share as of December 31, 2016

Our board of directors determined an estimated NAV per share of our common stock as of December 31, 2016 of $10.47, which we refer to as the “estimated NAV per share.” In connection with the preparation of this Annual Report on Form 10-K, we have subsequently determined that $11.02 is the estimated NAV per share as of December 31, 2016.  In determining the estimated NAV per share, our board of directors considered and relied upon (i) information provided in a report (the “Valuation Report”) prepared by our Advisor regarding  the value of our single real estate asset investment, (ii) the recommendation of our independent directors, who comprise the audit committee and valuation committee of our board of directors, (iii) an appraisal of our single real property asset by Greenbriar Appraisal Company (the “Appraiser”), an independent third-party appraisal firm engaged by our Advisor to perform an appraisal of our single real estate asset investment, and (iv) our board of directors’ experience with, and knowledge of, our real property investment and other assets as of December 31, 2016.  The estimated NAV per share supersedes and replaces the initial estimated NAV per share of our common stock as of December 31, 2016 of $11.05 determined by our board on January 10, 2017 and the re-determined estimated NAV per share of $10.47 determined by our board on January 24, 2017, which we collectively refer to as the “prior NAV per share.” The estimated NAV per share was determined in order to reflect certain corrections to the estimated value of our liabilities which our board used in determining the prior NAV per share.

The estimated NAV per share was determined as of December 31, 2016, which was prior to the date that our amended registration statement to offer Class A Shares and Class T Shares was declared effective by the SEC. Future determinations of our estimated NAV per share will reflect an estimated NAV per share for each class of our common stock outstanding.

Our board of directors has elected not to adjust the per share offering price of the shares of our common stock being sold in our initial public offering and pursuant to our DRIP as a result of the determination of the estimated NAV per share.

We are providing the estimated NAV per share to assist the broker dealers and stockholders in evaluating our company and to assist broker dealers in meeting their ongoing customer account statement reporting obligations under the current rules of FINRA.

The objective of our board of directors in determining the estimated NAV per share was to arrive at a value, based on recent available data, that it believed was reasonable based on methods that it deemed appropriate after consultation with the Advisor and the Audit Committee.  The estimated NAV per share is based on (x) the estimated value of our assets less the estimated value of our liabilities divided by (y) the number of outstanding shares of our common stock, all as of December 31, 2016.  We intend to determine an updated estimated NAV per share annually on or about the last day of our fiscal year, or more frequently in the sole discretion of the board of directors, which future estimated NAV per share determinations may be substantially different than the estimated NAV per share determined as of December 31, 2016.

Investors are cautioned that the market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future.  Investors should also consider that we are in the very early stages of raising capital in our initial public offering and as of December 31, 2016, the valuation date, we owned only a joint venture interest in a single real property asset.  As and when we continue to raise capital from the sale of shares of common stock in our initial public offering and to invest in additional real estate properties, our assets and liabilities, and the estimated NAV per share of our common stock, may vary significantly from the values as of December 31, 2016.

The following is a summary of the valuation methods used for our assets and liabilities:

Valuation of the Joint Venture Real Estate Investment. As of December 31, 2016, our sole real property investment consisted of a minority membership interest in Hartman Village Pointe, LLC, or “Hartman Village Pointe,” a joint venture between us and Hartman XX Limited Partnership, our affiliate “Hartman XX LP.”  As of December 31, 2016, we owned a 35.76% membership interest in Hartman Village Pointe. On November 14, 2016, Hartman Village Pointe acquired a fee simple interest in a retail shopping center located in San Antonio, Texas commonly known as Village Pointe, or the “Village Pointe Property,” from an unrelated third party seller for a purchase price of $7,050,000, exclusive of closing costs. Hartman Village Pointe financed the payment of the purchase price for the Village Pointe Property with Hartman XX LP’s and our capital contributions to Hartman Village Pointe and the proceeds of a mortgage loan to Hartman Village Pointe from Hartman XX LP.  The mortgage loan provided by Hartman XX LP was refinanced with proceeds of a mortgage loan from a bank on December 14, 2016.

The Valuation Report included an estimated net asset value of our investment in Hartman Village Pointe as of December 31, 2016 of $1,750,064, based upon the appraisal of the property by the Appraiser and our 35.76% interest in the joint venture.

In order to determine the net asset value of our interest in Hartman Village Pointe as of December 31, 2016, our board of directors determined that the market value of the Village Pointe Property was $8,200,000 as of that date.  This determination was based on appraisal of the “market value – as is” as of November 6, 2016 of the Village Pointe Property performed by the Appraiser.  The Appraiser is a member of the Appraisal Institute, a Texas State Certified General Real Estate Appraiser and has earned the MAI and SRA designations from the Appraisal Institute. The appraisal was conducted to conform to applicable professional standards, including Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice.

Note Payable.  Our board of directors determined that the estimated value of the Hartman Village Pointe note payable was equal to fair value as of December 31, 2016.  Our board of directors determined that the value of the Hartman Village Pointe note payable on December 31, 2016 was $3,525,000.

Joint Venture’s Other Assets and Liabilities. Our board of directors determined that the estimated valuation of Hartman Village Pointe’s other assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, deferred costs, prepaid expenses, due from affiliates, other assets, accounts payable and accrued expense and security deposits. These other assets and liabilities were considered by the board of directors to be equal to fair value as of December 31, 2016 due to their short maturities.

The following table presents how the estimated net asset value of our interest in Hartman Village Pointe was determined as of December 31, 2016:

Investment in real estate assets	$8,200,000
Other assets and liabilities	218,914
8,418,914
Note payable	3,525,000
3,525,000
Estimated net asset value of Hartman Village Pointe	$4,893,914

Estimated net asset value of 35.76%-member interest	$1,750,064

Our Other Assets and Liabilities. The Valuation Report included an estimated valuation of our other assets and liabilities, consisting primarily of escrowed investor proceeds, accounts payable and accrued expenses, due to related parties and subscriptions for common stock.  These other assets and liabilities were considered by our board of directors to be equal to their fair values as of December 31, 2016 due to their short maturities.

Estimated NAV Per Share.  The estimated NAV per share was based upon 160,775 shares of our common stock issued and outstanding as of December 31, 2016.  Although the estimated NAV per share has been developed as a measure of value as of a specific time, December 31, 2016, the estimated NAV per share does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange or the limited nature in which a shareholder may redeem shares under our share redemption program (if at all), a discount for the non-assumability or prepayment obligations associated with certain of our debt, or a discount for our corporate level overhead.

The following table presents how the estimated NAV per share was determined by our board of directors as of December 31, 2016:

Investment in joint venture real estate investment	$1,750,064
Cash and cash equivalents	97,810
Other assets and liabilities	(75,572)
Estimated net asset value attributable to common share stockholders	1,772,302

Common stock outstanding	160,775
Estimated net asset value per common share	$11.02

Estimated net asset value per common share allocated on a per share basis:

Investment in joint venture real estate investment	$10.88
Cash and cash equivalents	0.61
Other assets and liabilities	(0.47)
Estimated NAV per common share	$11.02

Material Assumptions in Property Valuation

The Appraiser considered all three approaches to value generally recognized by the appraisal profession.  These include the cost approach, the income approach, and the sales approach.  The Appraiser utilized the income and sales approaches in making its appraisal of the Village Pointe Property.  The Appraiser considered the cost approach to be non-applicable in its appraisal for the Village Pointe Property, due to the age of the buildings and the lack of market data to accurately estimate the depreciation of the property’s improvements. The Appraiser concluded that the exclusion of the cost approach did not negatively impact its appraisal of the property.

The sales approach to value compares the Village Pointe Property to other properties that have transacted recently at known price levels. The Appraiser concluded that the as-is market value of the Village Pointe Property as of the appraisal date by the sales approach was $8,200,000.

The income approach analyzes the Village Pointe Property’s capacity to generate income and converts this capacity into an indication of value. The Appraiser examined the leases and tenants of the property, the gross and net income generated by the Village Pointe Property, the expenses and liabilities, capital improvements, and local and national market information. The income approach provides an estimate of value based on the direct inference between income and value, using the formula, I/R=V, where “I” is the net operating income, “R” is the overall capitalization rate, and “V” is the value.  The Appraiser concluded that the as-is market value of the Village Pointe Property as of the appraisal date by the income approach was $8,200,000.

The Appraiser made certain key assumptions in the income approach that it used to value the Village Pointe Property, which are set forth below:

Direct capitalization – capitalization rate	7.50%
Yield capitalization – discount rate	9.00%
Yield capitalization – terminal capitalization rate	7.75%

While our board of directors believes that the Appraiser’s assumptions are reasonable, a change in these assumptions would significantly impact the appraised value of the Village Pointe Property and our estimated NAV per share. The table below illustrates the impact on the estimated NAV per share if the capitalization rates and discount rate assumptions listed above were increased or decreased by 2.5%, assuming all other factors remain unchanged:

	Increase (Decrease) in the Estimated NAV per Share due to
	Decrease of 2.5%	Increase of 2.5%
Direct capitalization – capitalization rate	$11.87	$10.65
Yield capitalization – discount rate	$11.58	$10.92
Yield capitalization – terminal capitalization rate	$11.59	$11.02

Limitations of Valuation Method. FINRA rules provide limited guidance on the methods an issuer must use to determine its estimated NAV per share. As with any valuation method, and as noted above, the methods used to determine our estimated NAV per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. The estimated NAV per share determined by the board of directors is not a representation, warranty or guarantee that, among other things:

•

a stockholder would be able to realize the estimated NAV per share if such stockholder attempts to sell his or her shares;

•

a stockholder would ultimately realize distributions per share equal to the estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•

shares of our common stock would trade at the estimated NAV per share on a national securities exchange;

•

a third party would offer the estimated NAV per share in an arms-length transaction to purchase all or substantially all of the shares of our common stock; or

•

the methods used to determine the estimated NAV per share would be acceptable to FINRA, under the Employee Retirement Income Security Act, the Securities and Exchange Commission or any state securities regulatory entity with respect to their respective requirements.

Further, the estimated NAV per share was calculated as of a particular moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2016), developments related to individual assets and changes in the real estate and capital markets.

Distribution Policy

On December 1, 2016, the Company’s board of directors authorized and declared the initial payment of cash and stock distributions to the Company’s stockholders (collectively, the “Distribution”).  The Distribution will (i) accrue daily to the Company’s Class A common stockholders of record as of the close of business on each day commencing on December 1, 2016, (ii) be payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month, (iii) with respect to the cash distribution, be calculated at a rate of $0.0015068 per Class A common share of the Company’s Class A common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $10.00 per share of the Company’s Class A common stock, and (iv) with respect to the stock distribution, be calculated at a rate of 0.000547945 Class A common shares of the Company’s Class A common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $10.00 per share of our Class A common stock.

Distribution with respect to the Company’s Class T common shares will be declared at the same annualized distribution rate as Class A common shares.  The daily cash distribution rate and the daily Class T common stock distribution rate will be based on a purchase price of $9.60 per Class T common share.  The cash distribution rate for Class T common shares will be reduced by the applicable prorated amount of the shareholder servicing fee applicable to Class T common shares.

We paid our first cash and stock distributions distribution on January 20, 2017. We did not pay any distributions, and did not issue any shares of our common stock pursuant to our distribution reinvestment plan, during the year ended December 31, 2016.

Item 6.    Selected Financial Data

	As of December 31,
Balance Sheet Data	2016	2015
Total real estate assets, at cost	$ -	$ -
Total real estate assets, net	-	-
Total assets	1,795,024	201,005
Notes payable	-	-
Total liabilities	396,347	-
Total special limited partnership interests	1,000	1,000
Total stockholders’ equity	1,397,677	200,005

	For the year ended December 31,
Operating Data	2016	2015
Equity in losses of unconsolidated joint venture	$ (7,311)	$ -
Net loss	(48,237)	-
Net loss per common share – basic and diluted	$ (1.44)	$ -

	For the year ended December 31,
Other Data	2016	2015
Cash flow provided by (used in)
Operating activities	$ 7,967	$ -
Investing activities	(1,350,000)	-
Financing activities	1,238,838	201,005
Distributions paid	-	-
Distributions declared per Class A common share (1)	8,347	-
Weighted average number of Class A common shares outstanding, basic and diluted	33,498	22,100
FFO (2)	$ (48,237)	$ -
MFFO (2)	$ (48,237)	$ -

(1)

Distributions declared per Class A common share for the year ended December 31, 2016 assumes each share was issued and outstanding each day of the year. See “Distribution Policy.” We paid our first monthly distribution payment in January 2017.

(2)

GAAP basis accounting for real estate utilizes historical cost accounting and assumes real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations (“FFO”).  Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.  Additionally, we use modified funds from operations (“MFFO”) as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance.  MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO.  Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity.  For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Hartman vREIT XXI, Inc. and the notes thereto included in this Annual Report. See “Cautionary Note Regarding Forward Looking Statements” preceding Part I of this Annual Report.

Overview

We are a recently formed as a Maryland corporation on September 3, 2015 that intends to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties, located primarily in Texas. We intend to acquire properties in which there is a significant potential for growth in income and value from re-tenanting, repositioning, redevelopment, and operational enhancements. We believe that real estate, and in particular commercial real estate, provides an excellent investment for those investors looking for diversification, income and wealth preservation and growth in their portfolio. We believe that we have significant experience in acquiring and managing these types of properties, largely through our relationships with our sponsor and other affiliates.

On June 24, 2016, our registration statement on Form S-11, registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC, and we commenced our initial public offering. On January 9, 2017, we amended our charter to (i) designate our authorized shares of common stock as Class A shares of common stock and Class T shares of common stock and (ii) convert each share of our common stock outstanding as of date of the amendment to our charter into a share of our Class A common stock.  On February 6, 2017, our amended registration statement on Form S-11, providing for our public offering of up to $269,000,000 in shares of our Class A common stock and Class T common stock, was declared effective by the SEC and we commenced offering shares of our Class A and Class T common stock.

In our initial public offering, we are offering to the public up to $250,000,000 in any combination of shares of our Class A and Class T common stock and up to $19,000,000 in shares of our Class A and Class T common stock to our stockholders pursuant to our distribution reinvestment plan.

We are offering our Class A common stock to the public at an initial price of $10.00 per share and to our stockholders at an initial price of $9.50 per share for Class A common stock purchased pursuant to our distribution reinvestment plan.

We are offering our Class T common stock to the public at an initial price of $9.60 per share and to our stockholders at an initial price of $9.12 per share for Class T common stock purchased pursuant to our distribution reinvestment plan.

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

Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we raised the minimum offering amount of $1,000,000 (including shares purchased by our affiliates). As of December 31, 2016, we had received and accepted investors’ subscriptions for and issued 138,675 shares of our Class A common stock in our initial public offering, resulting in gross offering proceeds to us of $1,265,200, which was in excess of our minimum offering amount of $1,000,000, and the subscription proceeds held in escrow were released to us.  Pursuant to the terms of our escrow agreement, subscription proceeds we received were held in an escrow account, and we did not sell any shares of our common stock in our initial public offering, until we raised the minimum offering amount of $1,000,000 (including shares purchased by our affiliates).

As of March 15, 2017, we had accepted subscriptions for, and issued 503,347 shares of our Class A common stock, including 101 shares of our Class A common stock issued to pursuant to our distribution reinvestment plan and 4,688 shares of our Class T common stock in our initial public offering, resulting in gross offering proceeds of $4,906,332.  As of March 15, 2017, $245,093,668 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to offer shares of our common stock on a continuous basis until June 24, 2018, provided that we may extend the offering period until June 24, 2019 (three years from the date of the commencement of our initial public offering) unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. Hartman Real Assets Securities, Inc., an affiliate of our advisor, is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

Hartman XXI Advisors, LLC, our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business will be conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership, which we refer to as our operating partnership. We are the sole general partner of our operating partnership and Hartman vREIT XXI Holdings LLC, and Hartman vREIT XXI SLP, LLC, our affiliates of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, which classification could result in our operating partnership being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We intend to use the net proceeds from our initial public offering to continue to acquire commercial real properties located primarily in Texas. As of December 31, 2016, our portfolio consisted of a minority ownership interest in a retail shopping center property located in San Antonio, Texas held through a joint venture with an affiliate; however, we have subsequently acquired all of our joint venture partner’s ownership interest and become the sole owner of the property.

We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code beginning with our taxable year ending December 31, 2017. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied.  Failing to qualify as a REIT could materially and adversely affect our net income.

Review of our Investment Policies

Our board, including our independent directors, has reviewed our investment policies as described in this Annual Report and determined that such policies are in the best interests of our stockholders based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

Market Outlook

The recession from 2007 to 2009 in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory of properties nationwide. The constraints on available credit resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the commercial real estate sector, resulting in lower occupancy, lower rental rates and declining values.

According to the U.S. Department of Labor and Wells Fargo Securities, nonfarm payrolls rose 235,000 in February 2017, boosting the three-month average to 209,000. Gains were strong across the private sector, with employment rising by 227,000 and an additional 8,000 jobs in the government sector. Retail was the one area of weakness–down 26,000. Manufacturing employment posted another monthly gain (up 28,000), matching the largest monthly increase since mid-2013.  According to the Dallas Federal Reserve, Texas annualized employment growth rate was 4.96% in January 2017, this was the highest since October 2014.  The expansion covers all sectors except information.  Oil and gas employment grew 9.0 percent in January, but remained more than 30 percent below its pre-oil-bust peak.  A more modest 2.7% job growth is predicted for 2017.  Dallas MSA unemployment rate is 3.9% as of January.  This number is up 20 basis points from a year ago.  Houston MSAs unemployment rate is 5.7%, this is up 90 basis points from the previous year.  San Antonio MSAs unemployment rate is 3.9% which is flat from a year ago.

The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future.

Critical Accounting Policies and Estimates

General

We consider the accounting policies described below to be critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the consolidated financial statements or different amounts reported in the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2017.  We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the years ended December 31, 2016 and 2015, including not having enough stockholders for a sufficient number of days in 2016.  Prior to qualifying to be taxed as a REIT, we were, and will be, subject to normal federal and state corporation income taxes.

We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance for net deferred tax assets that are not expected to be realized.

As a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction and excluding net capital gains which does not necessarily equal net income as calculated in accordance with GAAP) and satisfy the other organizational and operational requirements for REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or our consolidated results of operations is not currently reasonably estimable.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for fiscal years commencing on January 1, 2018.  The effect of this guidance is to be applied prospectively and early adoption is permitted. We have elected early adoption of ASU No. 2017-01 effective with our fiscal year commencing January 1, 2016.

Inflation

We are not currently experiencing any material impact from inflation.

REIT Compliance

We intend to make an election to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ending December 31, 2017.  To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2016 and the period from September 3, 2015 (inception) to December 31, 2015.

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders. These changes are briefly summarized as follows:

●

For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more taxable REIT subsidiaries, or TRSs (taxable REIT subsidiaries), is reduced from 25% to 20%.

●

For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to “publicly offered REITs,” as defined in new Internal Revenue Code Section 562(c)(2), such as our company.

●

For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

●

For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, a debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

●

For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income” (i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT) other than services provided to REIT tenants, which are potentially taxed as redetermined rents.

●

For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

●

REITs are subject to a 100% tax on net income from “prohibited transactions” (i.e., sales of dealer property, other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the

REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

●

A number of changes applicable to REITs are made to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs:

o

For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

o

Effective December 18, 2015, new rules will simplify the determination of whether REITs such as our company are a “domestically controlled qualified investment entity.”

o

For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

o

For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.

Distributions

On December 1, 2016, the Company’s board of directors authorized and declared the initial payment of cash and stock distributions to the Company’s stockholders (collectively, the “Distribution”).  The Distribution will (i) accrue daily to the Company’s Class A common stockholders of record as of the close of business on each day commencing on December 1, 2016, (ii) be payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month, (iii) with respect to the cash distribution, be calculated at a rate of $0.0015068 per Class A common share of the Company’s Class A common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $10.00 per share of the Company’s Class A common stock, and (iv) with respect to the stock distribution, be calculated at a rate of 0.000547945 Class A common shares of the Company’s Class A common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $10.00 per share of our Class A common stock.

Distribution with respect to the Company’s Class T common shares will be declared at the same annualized distribution rate as Class A common shares.  The daily cash distribution rate and the daily Class T common stock distribution rate will be based on a purchase price of $9.60 per Class T common share.  The cash distribution rate for Class T common shares will be reduced by the applicable prorated amount of the shareholder servicing fee applicable to Class T common shares.

We paid our first cash and stock distributions distribution on January 20, 2017. We did not pay any distributions, and did not issue any shares of our common stock pursuant to our distribution reinvestment plan, during the year ended December 31, 2016.

Results of Operations

Overview

We were formed on September 3, 2015 and as of December 31, 2015, we had not begun any real estate operations. As of December 31, 2016, our sole investment was an approximately 35.76% membership interest in the joint venture which owns the Village Pointe Property, as described below. Due to the fact that we did not own any properties and had not commenced real estate operations as of December 31, 2015, our results of operations for the period from September 3, 2015 (inception) to December 31, 2015 are not directly comparable to those for the year ended December 31, 2016. We expect to continue to raise additional proceeds from our ongoing public offering, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our investment portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Joint Venture Investment

On November 14, 2016, we contributed $100,000 to Hartman Village Pointe in exchange for an initial 2.65% membership interest in Hartman Village Pointe, and Hartman XX LP contributed $3,675,000 to Hartman Village Pointe in exchange for an initial 97.35% membership interest in Hartman Village Pointe, and Hartman Village Pointe acquired a fee simple interest in the Village Pointe Property from an unrelated third party seller for a purchase price of $7,050,000, exclusive of closing costs.  The purchase price was funded with members’ capital and a mortgage loan in the amount of $3,525,000 from Hartman XX LP.

Pursuant to the terms of a membership purchase agreement between us and Hartman XX LP, we had the option to acquire up to all of the membership interest of Hartman XX LP’s remaining membership interest in Hartman Village Pointe at a price equal to Hartman XX LP’s investment cost.

On December 1, 2016, pursuant to the membership purchase agreement, we acquired an additional 33.11% membership interest in Hartman Village Pointe from Hartman XX LP in exchange for $1,250,000 in cash. After giving effect to the additional membership interest in Hartman Village Pointe acquired by us on December 1, 2016, as of December 31, 2016 our total equity investment in Hartman Village Pointe was $1,350,000, which represented an approximately 35.76% membership interest in Hartman Village Pointe. On January 19, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, on January 25, 2017 we acquired an additional 5.30% membership interest in Hartman Village Pointe from Hartman XX LP for $200,000 in cash, on February 1, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, and finally on February 8, 2017 we acquired an additional 16.56% membership interest in Hartman Village Pointe from Hartman XX LP for $625,000 in cash. We funded the cash purchase for all of the additional membership interests in Hartman Village Pointe we acquired from Hartman XX LP with net proceeds from our initial public offering.

As of February 8, 2017, we owned 100% of Hartman Village Pointe.

Equity in losses of unconsolidated joint venture

We did not commence operations until December 1, 2016.  Our equity in the losses of our unconsolidated joint venture interest in the Village Pointe Property was $7,311 for the year ended December 31, 2016.  We expect to have revenues in future periods as a result of our 100% ownership of the Village Pointe Property as of February 8, 2017, and future acquisitions of real estate assets.

Asset acquisition fees

We incurred asset acquisition fees of $33,750 for the year ended December 31, 2016 in connection with our minority acquisition of the Village Pointe Property joint venture.  Asset acquisition fees are payable to our advisor.  The asset acquisition fee payable to our advisor is included in our investment in unconsolidated joint venture.  We will incur additional asset acquisition fees in the first quarter of 2017 in connection with our acquisition of additional interest in the Village Pointe Property joint venture.

Directors’ compensation expense

We incurred $38,000 of directors’ compensation expense for the year ended December 31, 2016.  Directors compensation expense consists of $13,000 of cash compensation and $25,000 of share based compensation expense.

General and administrative expenses

General and administrative expenses were $2,930 for the year ended December 31, 2016.  General and administrative expenses consisted primarily of professional fees. We expect corporate general and administrative expenses to increase in future periods as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Liquidity and Capital Resources

As of December 31, 2016, we had issued 138,675 shares of Class A common stock in our initial public offering, resulting in gross offering proceeds to us of $1,265,200.

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of operating expenses and distributions to our stockholders, and for the payment of interest on our outstanding indebtedness.  Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our initial public offering and from financings.

There may be a delay between the sale of shares of our common stock in our initial public offering and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders.  Until such time as we have sufficient cash flow from operations to fund fully the payment of distributions, some or all of our distributions will be paid from other sources, such as from the proceeds of our initial public offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow.  We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments.  In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We intend to borrow money to acquire properties and make other investments.  There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of indebtedness will exceed 300% of the value of our “net assets” (as defined by our charter). However, we may temporarily exceed that limit if such excess is approved by a majority of our independent directors and if disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests; provided, however, that such policy limitation does not apply to individual real estate assets and only will apply once we have ceased raising capital under our initial public offering or any subsequent public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.  Our policy of limiting our aggregate borrowings to approximately 50% of the aggregate value of our assets relates primarily to mortgage loans and other debt that will be secured by our properties.  The charter limitation of 300% of the value of our net assets includes secured and unsecured indebtedness that we may issue.  We do not anticipate issuing significant amounts of unsecured debt and therefore we intend to limit the balance of our borrowings to 50% of the contract purchase price of our assets.

Pursuant to our advisory agreement with our advisor and the dealer manager agreement with our dealer manager, and the amendment to the same, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of our gross offering proceeds.  In the event we had not raised the minimum offering amount of $1,000,000 by June 24, 2017, we would have terminated our initial public offering and had no obligation to reimburse our advisor, our dealer manager or their affiliates for any organization and offering costs.  Effective December 31, 2016, the advisory agreement between the Company and the Advisor was amended to provide that the liability of the Company to the

Advisor for reimbursement of offering and organization costs of the Company incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to the Advisor until the Company’s receipt of gross offering proceeds in its initial public offering is $10,000,000.  The advisor has incurred organization and offering costs of $557,961 and $222,685 for the years ended December 31, 2016 and 2015, respectively. The advisor will be reimbursed for our organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) not to exceed 15% of the aggregate gross proceeds from the sale of shares of common stock in our initial public offering. Any such reimbursement will not exceed the actual costs and expenses incurred by the Company.  As of December 31, 2016, the gross proceeds of our initial public offering were $1,265,200 and there is no reimbursement due from us to the advisor.

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows from Operating Activities

As of December 31, 2016, our investment portfolio consisted of a minority, unconsolidated joint venture investment in a retail shopping center located in San Antonio, Texas commonly known as Village Pointe, or the Village Pointe Property.  We originally acquired an interest in the Village Pointe Property through Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between our company and Hartman XX Limited Partnership, or Hartman XX LP, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc. As described in Item 1, subsequent to our initial investment in Hartman Village Pointe, we have incrementally acquired all of Hartman XX LP’s membership interests in Hartman Village Pointe and as a result have become the sole owner of the Village Pointe Property.

For the year ended December 31, 2016, net cash provided by operating activities was $7,967.  We expect cash flows from operating activities to increase in future periods as a result of acquisitions of real estate and real estate related investments.  We did not commence operations until December 1, 2016.  There were no cash flows from operating activities for the period from September 3, 2015 (inception) to December 31, 2015

Cash Flows from Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $1,350,000 and consisted of cash used for the minority joint venture interest in the Village Pointe Property.  There were no cash flows from investing activities for the period from September 3, 2015 (inception) to December 31, 2015.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our initial public offering.  Net cash provided by financing activities for the year ended December 31, 2016 and for the period from September 3. 2015 (inception) to December 31, 2015, respectively, was $1,238,838 and $201,005 and consisted of the following:

•

$1,265,200 and $200,005, respectively of cash provided by gross offering proceeds related to our public offering, less payments of commissions on sales of common stock and related dealer manager fees of $10,944 and $0, respectively;

•

$0 and $1,000, respectively, of cash provided by the issuance of special limited partnership interests;

•

$320,775 and $0, respectively, of increase in escrowed cash investor proceeds;

•

$320,000 and $0, respectively, of increase in subscriptions for common stock liability; and

•

$14,643 and $ 0, respectively, of increase in net amounts due to XXI Advisor.

Funds From Operations and Modified Funds From Operations

 Funds From Operations, or FFO, is a non-GAAP financial measure defined by the National Association of Real Estate Investment Trusts, or ("NAREIT"), an industry trade group, which we believe is an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT in conjunction with net income.  FFO is used by the REIT industry as a supplemental performance measure.  FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper.  The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.  Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed.  We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative.  Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time.  An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset.  Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred.  While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP.  Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP.  Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of the our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.  However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance.  The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.

While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. The Investment Program Association, or IPA, an industry trade group, has standardized a measure known as Modified Funds From Operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (i.e., the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our public offering has been completed and our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our public offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our public offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010.  The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.  The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses.  We do not currently exclude amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income.  These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors.  All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.  Accordingly, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired.  MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics to us.  Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities.  In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.  The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our public offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter.  As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner.  We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.  For example, acquisitions costs are funded from the remaining net proceeds of our public offerings and other financing sources and not from operations.  By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.  Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance.  By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund its cash needs including its ability to make distributions to its stockholders.  FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO.  In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and as a result we may have to adjust our calculation and characterization of FFO or MFFO.

The table below summarizes our calculation of FFO and MFFO for the year ended December 31, 2016 and the period from September 3, 2015 (inception) to December 31, 2015 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Year ended December 31, 2016	Period from September 3, 2015 (inception) to December 31, 2015
Net loss	($48,237)	$-
Depreciation and amortization of real estate assets	-
Funds from operations (FFO)	($48,237)	$-

Acquisition related expenses	-	-
Modified funds from operations (MFFO)	($48,237)	$-

Distributions

No distributions were paid during the year ended December 31, 2016 or for the period from September 3, 2015 (inception) to December 31, 2015.  On December 31, 2016, our board of directors declared a distribution in the aggregate amount of $8,347, of which $6,121 was paid in cash on January 20, 2017 and $2,226 was paid in shares of our Class A common stock.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the consolidated financial statements included in this Annual Report.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 5 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Investment in Joint Venture

On January 19, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, on January 25, 2017 we acquired an additional 5.30% membership interest in Hartman Village Pointe from Hartman XX LP for $200,000 in cash, on February 1, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, and finally on February 8, 2017 we acquired an additional 16.56% membership interest in Hartman Village Pointe from Hartman XX LP for $625,000 in cash. We funded the cash purchase for all of the additional membership interests in Hartman Village Pointe we acquired from Hartman XX LP with net proceeds from our initial public offering.

An acquisition fee of $142,500 was earned by and will be payable to our advisor as a result of the acquisition of additional interests in Hartman Village Pointe.

As of February 8, 2017, we owned 100% membership interest in Hartman Village Pointe.

Amended and Restated Advisory Agreement

On January 27, 2017, we entered into an amended and restated advisory agreement with our advisor, effective as of December 31, 2016.  Pursuant to the terms of the amended and restated advisory agreement, we are not obligated to reimburse our advisor for any expenses, including organization and offering expenses and Total Operating Expenses (as defined in our charter) with respect to which our advisor would otherwise be entitled to reimbursement from us, until such time as we have raised aggregate gross offering proceeds of at least $10,000,000 in our initial public offering.

Estimated NAV Per Share

On January 24, 2017, our board of directors determined an estimated NAV per share of our common stock as of December 31, 2016 of $10.47. In connection with the preparation of this Annual Report on Form 10-K, we have subsequently determined that $11.02 is the estimated NAV per share as of December 31, 2016. See Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

Not required.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 can be found beginning on page F-1 of this Annual Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors and their respective ages and positions.

Name	Age	Positions
Allen R. Hartman	65	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	56	Chief Financial Officer and Treasurer
Mark T. Torok	58	Secretary and General Counsel
James A. Cardwell	84	Independent Director
John G. Ostroot	80	Independent Director

The biographical descriptions below set forth certain information with respect to our executive officers and directors. The board has identified specific attributes of each director that the board has determined qualify that person for service on the board.

Allen R. Hartman, age 65, is our CEO and Chairman of our Board of Directors as well as President of the parent company of our Advisor, Hartman Advisors LLC, and our property manager, HIR Management. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs.  Currently Mr. Hartman oversees a staff of 112 full and part time employees who manage 44 commercial properties encompassing over 4.4 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.

       Our board of directors, excluding Mr. Hartman, has determined that the leadership positions previously and currently held by Mr. Hartman, and the extensive experience Mr. Hartman has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Hartman with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Accordingly, our board of directors has determined that Mr. Hartman is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Louis T. Fox, III, age 56, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our Advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Mr. Fox started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox earned a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 58, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

James A. Cardwell, age 84, has served as one of our independent directors since February 2016. Mr. Cardwell founded Petro Stopping Centers and served as its President, CEO and Chairman of the Board until he sold the truck stop retail chain in 2007. As president, CEO and Chairman of the Board, he actively supervised the principal accounting officer and audit committee functions of the Board of Directors of Petro Stopping Centers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  Mr. Cardwell opened his first Petro Stopping Center in 1975 in El Paso introducing the concept of the modern travel plaza with a wide range of amenities that reshaped the entire truck stop industry. Mr. Cardwell served as Chairman of the National Association of Truckstop Operators (“NATSO”) from 1982 to1983 and served as Chairman of its fundraising branch, the NATSO Foundation.  In 1996, NATSO bestowed their Distinguished Member Award upon Mr. Cardwell.  Mr. Cardwell has been honored by the National Conference of Christian and Jews as their 1993 Humanitarian of the Year and was honored by the Rotary Club of El Paso with their 2004 Distinguished Service Award.  In 2007, Mr. Cardwell was honored by the El Paso Community Foundation for all his outstanding contributions to the El Paso community.  Mr. Cardwell has served on a number of local and national boards including State National Bancshares and Archstone Smith, and he is Director Emeritus of El Paso Electric Company. Since October, 2010, Mr. Cardwell has served as a director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Cardwell is past Chairman of the Board of El Paso International Airport and El Paso Industrial Development Corporation.  Mr. Cardwell currently sits on the Board of Borderplex Community Trust.

       Our board of directors, excluding Mr. Cardwell, has determined that the leadership positions previously and currently held by Mr. Cardwell, and the extensive experience Mr. Cardwell has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Cardwell with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Accordingly, our board of directors has determined that Mr. Cardwell is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

John G. Ostroot, age 80, has served as one of our independent directors since February 2016.  Since January 2008 and July 2009, respectively, Mr. Ostroot has served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc.  He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000.  As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C.  Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry.  Since January, 2008 Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

       Our board of directors, excluding Mr. Ostroot, has determined that the leadership positions previously and currently held by Mr. Ostroot, and the extensive experience Mr. Ostroot has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Ostroot with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director. Accordingly, our board of directors has determined that Mr. Ostroot is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Board Committees

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board of directors meeting, provided that the majority of the members of each committee are independent directors. Our board of directors has established an audit committee.

Audit Committee

Our board of directors has established an audit committee, which consists of our two independent directors, Messrs. Cardwell and Ostroot. One of our independent director, Mr. Cardwell, serves as the chair of the audit committee and has been designated as the audit committee financial expert pursuant to the requirements of Item 407(d)(5) of Regulation S-K promulgated by the SEC under the Exchange Act.  The audit committee meets on a regular basis, at least quarterly and more frequently as necessary.

Code of Conduct and Ethics

We have adopted a Code of Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

Item 11.    Executive Compensation

Compensation of our Executive Officers

      Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers.  As a result, we do not have, nor has our board of directors considered, a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this Annual Report.

       Each of our executive officers, including each executive officer who serves as a director, is an officer or employee of our advisor or its affiliates and receives compensation for his or her services, including services performed on our behalf, from such entities.  See Item 13, “Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliates.

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2016.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$ -	$ -	$ -
James A. Cardwell (3)	7,500	15,000	22,500
John G. Ostroot (3)	5,500	10,000	15,500
	$ 13,000	$ 25,000	$ 38,000

(1)

The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”

(2)

As described below under “—Independent Directors Compensation Plan,” each of Messrs. Cardwell and Ostroot are entitled to receive shares of restricted common stock as non-cash compensation for their service as independent members of our board of directors. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)   Independent director.

Cash Compensation

       We pay each of our independent directors an annual retainer of $10,000, plus $1,000 per board meeting attended and $500 per committee meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting.  We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Independent Directors Compensation Plan

       We have approved and adopted an independent director’s compensation plan. Under our independent director’s compensation plan, each of our current independent directors was entitled to receive up to 3,000 shares of restricted common stock in connection with the milestone of raising the $1,000,000 minimum offering amount in our initial public offering.  Each new independent director that joins our board of directors will receive 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer and stock compensation as if they were serving on a single board.  As of December 31, 2016, 2,500 shares of restricted common stock have been granted to our current independent directors pursuant to the independent director’s compensation plan.

Compensation Committee Interlocks and Insider Participation

       We do not, and do not intend to, compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 15, 2017, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 508,035 shares of our Class A and Class T common stock outstanding as of March 15, 2017.  The address of each beneficial owner listed below is c/o Hartman vREIT XXI, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,100	4.356
James A. Cardwell(3)	128,997	25.39
John G. Ostroot	1,000	0.20
Louis T. Fox, III	-	-
Mark T. Torok	-	-
All Officers and Directors as a group	152,097	29.94

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options warrants and similar rights held by the respective person or group which may be exercised within 60 days. Except as otherwise indicated, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Includes 22,100 shares of common stock owned by our advisor, Hartman XXI Advisors LLC.  Mr. Hartman indirectly owns a 70% membership interest in, and controls, Hartman XXI Advisors LLC.

(3)

Includes 112,367 Class A common shares owned by Mr. Cardwell and 16,630 Class A shares of our Class A common shares owned by family members of Mr. Cardwell.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$ -	(1) 8,039
Equity compensation plans not approved by security holders	-	-	-
Total	-	$ -	8,039

(1)

Stock options and shares of restricted stock granted or awarded under the long-term incentive plan and independent directors’ compensation plan will not exceed, in the aggregate an amount equal to 5.0% of the outstanding shares of our common stock as of the date of grant or award of any such stock options or restricted stock grants, as applicable. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from our inception (September 3, 2015) to December 31, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 5 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

We issued 22,100 shares of our common stock to our advisor, Hartman XX Advisors LLC, at a price of $9.05 per share, on September 3, 2015. Our subsidiary, Hartman vREIT XXI Holdings, LLC, or Hartman XXI Holdings, invested $1,000 in our operating partnership in exchange for limited partnership interests, and our affiliate Hartman vREIT XXI SLP LLC, or Hartman XXI SLP, invested $1,000 in our operating partnership in exchange for a separate class of special limited partnership interests, or the special limited partnership interests.

As of December 31, 2016, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership and as of December 31, 2016 owned approximately 100% of the limited partnership interests of our operating partnership.

Pursuant to the limited partnership agreement of our operating partnership, Hartman XXI SLP, as the holder of the special limited partnership interests, will be entitled to receive distributions equal to 15.0% of our operating partnership’s net sales proceeds from the disposition of assets, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the holder of the special limited partnership interests is entitled to receive a payment upon the redemption of the special limited partnership interests. Pursuant to the limited partnership agreement of our operating partnership, the special limited partnership interests will be redeemed upon: (1) the listing of our common stock on a national securities exchange; (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement with our advisor other than by us for “cause” (as defined in the advisory agreement); or (3) the termination of the advisory agreement by us for cause. In the event of the listing of our shares of common stock or a termination of the advisory agreement other than by us for cause, the special limited partnership interests will be redeemed for an aggregate amount equal to the amount that the holder of the special limited partnership interests would have been entitled to receive under the limited partnership agreement of our operating partnership if our operating partnership had disposed of all of its assets at their fair market value and all liabilities of our operating partnership had been satisfied in full according to their terms as of the date of the event triggering the redemption. Payment of the redemption price to the holder of the special limited partnership interests will be paid, at the holder’s discretion, in the form of (i) limited partnership interests in our operating partnership, (ii) shares of our common stock, or (iii) a non-interest bearing promissory note. If the event triggering the redemption is a listing of our shares on a national securities exchange only, the fair market value of the assets of our operating partnership will be calculated taking into account the average share price of our shares for a specified period. If the event triggering the redemption is an underwritten public offering of our shares, the fair market value will take into account the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event of the redemption is the termination or non-renewal of the advisory agreement other than by us for cause for any other reason, the fair market value of the assets of our operating partnership will be calculated based on an appraisal or valuation of our assets. In the event of the termination or non-renewal of the advisory agreement by us for cause, all of the special limited partnership interests will be redeemed by our operating partnership for the aggregate price of $1. As the holder of special limited partnership interests, Hartman XXI SLP is not entitled to receive any other distributions.

Our Relationships with our Advisor and our Property Manager

Hartman XXI Advisors, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf.  Our advisor was formed in September 2015 and is a wholly owned subsidiary of Hartman Advisors, LLC. Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors, owns 70% of Hartman Advisors, LLC and Hartman Income REIT Management, Inc., our property manager and sponsor, owns the remaining 30% of Hartman Advisors, LLC.  Our property manager is an indirect wholly owned subsidiary of Hartman Income REIT, Inc., a Maryland corporation. Allen R. Hartman, our Chief Executive Officer and the Chief Executive officer of our advisor, owns approximately 16% of the voting common stock of Hartman Income REIT, Inc. Mr. Hartman, our Chairman of the Board, Chief Executive Officer and President, also serves as the Chief Executive Officer of our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.

•

    We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, we incurred acquisition fees of $33,750 and $0, respectively, payable to our advisor.

•

    We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the year ended December 31, 2016 and period from September 3, 2015 (inception) to December 31, 2015, we paid no asset management fees to our advisor.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be in addition to the acquisition fee paid to our advisor.  For the year ended December 31, 2016 and period from September 3, 2015 (inception) to December 31, 2015, we did not pay our advisor any debt financing fees.

•

If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2016 and period from September 3, 2015 (inception) to December 31, 2015, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the following costs and expenses:
•

Under the terms of the advisory agreement, once we have raised at least $10 million in gross offering proceeds, we will be obligated to reimburse our advisor for organization and offering costs incurred by our advisor in connection with our initial public offering.  The advisor has incurred organization and offering costs of $557,961 and $222,685 for the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, respectively. The advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement (i) would exceed the actual costs and expenses incurred by advisor or (ii) would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholder’s equity as such amounts are reimbursed or paid to the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.  As of December 31, 2016, the organization and offering costs incurred in connection with our initial offering did not exceed 15.0% of the gross offering proceeds from the sale of our shares of common stock in the initial offering.

•

Pursuant to our advisory agreement and our charter, commencing four fiscal quarters after our initial acquisition of a property or other investment, and provided that we have raised at least $10 million in gross offering proceeds, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our advisory agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, our total operating expenses were $40,926.  Of the $40,926 in total operating expenses incurred during the four fiscal quarters ended December 31, 2016, none exceeded the 2%/25% Limitation. We reimbursed our advisor $0 in operating expenses during the four fiscal quarters ended December 31, 2016.

•

We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.

Effective as of December 31, 2016, we entered into an amended and restated advisory agreement with our advisor.  Pursuant to the terms of the amended and restated advisory agreement, we are not obligated to reimburse our advisor for any expenses, including organization and offering expenses and Total Operating Expenses (as defined in our charter) with respect to which our advisor would otherwise be entitled to reimbursement from us, until such time as we have raised aggregate gross offering proceeds of at least $10 million in our initial public offering.

Our advisory agreement has a one-year term expiring June 24, 2017, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., with respect to the management of properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31 2015, respectively, we have paid property management fees of $0 and $0, to our property manager.

Transactions with Related Persons

On November 14, 2016, we contributed $100,000 to Hartman Village Pointe in exchange for an initial 2.65% membership interest in Hartman Village Pointe, and Hartman XX LP contributed $3,675,000 to Hartman Village Pointe in exchange for an initial 97.35% membership interest in Hartman Village Pointe, and Hartman Village Pointe acquired a fee simple interest in the Village Pointe Property from an unrelated third party seller for a purchase price of $7,050,000, exclusive of closing costs.  The purchase price was funded with members’ capital and a mortgage loan in the amount of $3,525,000 from Hartman XX LP.

Pursuant to the terms of a membership purchase agreement between us and Hartman XX LP, we had the option to acquire up to all of the membership interest of Hartman XX LP’s remaining membership interest in Hartman Village Pointe at a price equal to Hartman XX LP’s investment cost.

On December 1, 2016, pursuant to the membership purchase agreement, we acquired an additional 33.11% membership interest in Hartman Village Pointe from Hartman XX LP in exchange for $1,250,000 in cash. After giving effect to the additional membership interest in Hartman Village Pointe acquired by us on December 1, 2016, as of December 31, 2016 our total equity investment in Hartman Village Pointe was $1,350,000, which represented an approximately 35.76% membership interest in Hartman Village Pointe. On January 19, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, on January 25, 2017 we acquired an additional 5.30% membership interest in Hartman Village Pointe from Hartman XX LP for $200,000 in cash, on February 1, 2017 we acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, and finally on February 8, 2017 we acquired an additional 16.56% membership interest in Hartman Village Pointe from Hartman XX LP for $625,000 in cash. We funded the cash purchase for all of the additional membership interests in Hartman Village Pointe we acquired from Hartman XX LP with net proceeds from our initial public offering.

Acquisition fees of $33,750 and $0 were earned by our advisor for the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, respectively, as a result of the interest acquired in Hartman Village Pointe.

As of February 8, 2017, we owned 100% of Hartman Village Pointe.

Currently Proposed Transactions

Subject to the approval of our independent directors and the independent directors of Hartman XX, we propose to acquire up to $10,000,000 of membership interest in Hartman Three Forest, LLC (“Three Forest LLC”) currently a wholly owned subsidiary of Hartman XX.

On December 22, 2016, Hartman XX, through Three Forest Plaza, LLC, acquired a fee simple interest in a 19-story suburban office building comprising approximately 366,549 square feet and located in Dallas, Texas.  The property is commonly referred to as Three Forest Plaza.

Three Forest Plaza was acquired from Massachusetts Mutual Life Insurance Company for a purchase price, as amended, of $35,655,000, exclusive of closing costs.

Policies and Procedures for Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our advisor, our directors or their respective affiliates. Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by our advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

Director Independence

As required by our charter, a majority of the members of our board of directors must qualify as “independent directors,” as such term is defined by our charter.  Our charter defines independent director in accordance with the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007.  As defined in our charter, an independent director is a person who is not, on the date of determination, and within the last two years from the date of determination been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates (other than as one of our directors); (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us.

We have a three-member board of directors. One of our directors, Allen R. Hartman, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Hartman to be an independent director.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, our board has determined that Messrs. Cardwell and Ostroot, who comprise the majority of our board, qualify as independent directors as defined in our charter.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee of our board of directors has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2016 and our consolidated balance sheets as of December 31, 2015.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

Pre-Approval Policies

The charter of our audit committee imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered to us by Weaver for the year ended December 31, 2016 and for the period from September 5, 2015 (inception) to December 31, 2015, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the year ended December 31, 2016 and for the period from September 5, 2015 (inception) to December 31, 2015 are set forth in the table below.

	2016	2015
Audit fees	$ 57,293	$ 19,835
Audit related fees	-	-
Tax fees	-	-
Total	$ 57,293	$ 19,835

For purposes of the preceding table, Weaver’s professional fees are classified as follows:

●

Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by Weaver in order for them to be able to form an opinion on our consolidated financial statements.

These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

●

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as audits and due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

●

Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

●

All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(a)

Exhibits

Exhibits.  The index of exhibits below is incorporated herein by reference.

(b)

Financial Statement Schedules

See the Index to Consolidated Financial Statements and Schedule at page F-1 of this report.

Item 16.

Form 10-K Summary

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 31, 2017.

HARTMAN vREIT XXI, INC.

By:  /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board, Chief Executive Officer and   President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Allen R. Hartman and Louis T. Fox, III, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Allen R. Hartman	Date: March 31, 2017
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 31, 2017
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ James A Cardwell	Date: March 31, 2017
James A. Cardwell, Director

By:	/s/ John G. Ostroot	Date: March 31, 2017
John G. Ostroot, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

This registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The registrant will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders

EXHIBIT INDEX

Exhibit	Description
3.1

Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on January 12, 2017.)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on May 23, 2016)
4.1	Form of Subscription Agreement (included as Appendix B to the prospectus, dated February 6, 2017, of the Registrant)
4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus, dated February 6, 2017, of the Registrant)
10.1	Amended and Restated Advisory Agreement, dated effective as of December 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2017)
10.2

Agreement of Limited Partnership of Hartman vREIT XXI Operating Partnership, LP (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on May 23, 2016)

10.3

Hartman vREIT XXI, Inc. Amended & Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on November 23, 2016)

10.4

Hartman vREIT XXI, Inc. Amended & Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on November 23, 2016)

10.5

Contract of Sale dated October 14, 2016 by Hartman XX Limited Partnership and Village Pointe Investors, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2016)

10.6

First Amendment to Contract of Sale dated October 14, 2016 by Hartman XX Limited Partnership and Village Pointe Investors, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 14, 2016)

10.7

Promissory Note dated November 14, 2016 by Hartman Village Pointe, LLC in favor of Hartman XX Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 14, 2016)

10.8

Deed of Trust, Security Agreement and Assignment of Rents dated November 14, 2016 by Hartman Village Pointe, LLC in favor of Hartman XX Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 14, 2016)

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on December 22, 2016.)

24.1*	Power of attorney, included on signature page
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed Herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Hartman vREIT XXI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and the period from September 3, 2015 (inception) to December 31, 2015. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from September 3, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

March 31, 2017

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Investment in unconsolidated joint venture	$ 1,376,439	$ -
Cash and cash equivalents	97,810	201,005
Escrowed investor proceeds	320,775	-
Total assets	$ 1,795,024	$ 201,005

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$ 57,240	$ -
Due to related parties	19,107	-
Subscriptions for common stock	320,000	-
Total liabilities	396,347	-

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:

Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 160,775 and 22,100 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,608	221
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	1,452,653	199,784
Accumulated distributions and net loss	(56,584)	-
Total stockholders' equity	1,397,677	200,005
Total liabilities and equity	$ 1,795,024	$ 201,005

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2016	Period from September 3, 2015 (inception) to December 31, 2015
Equity in losses of unconsolidated joint venture	$ (7,311)	$ -

Expenses (income)
General and administrative	2,930	-
Directors’ compensation	38,000	-
Interest income	(4)	-
Total expenses (income)	40,926	-
Net loss	$ (48,237)	$ -

Basic and diluted loss per common share:
Net loss attributable to common stockholders per share	$ (1.44)	$ -
Weighted average number of common shares outstanding, basic and diluted	33,498	22,100

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Period from September 3, 2015 (inception) to December 31, 2015 and year ended December 31, 2016

	Common Stock		Additional Paid-In	Accumulated Distributions
	Shares	Amount	Capital	and Net Loss	Total
Balance at September 3, 2015	-	$ -	$ -	$ -	$ -
Issuance of common shares	22,100	221	199,784	-	200,005
Selling commissions	-	-	-	-	-
Dividends and distributions	-	-	-	-	-
Net loss	-	-	-	-	-
Balance at December 31, 2015	22,100	$ 221	$ 199,784	$ -	$ 200,005
Issuance of common shares	138,675	1,387	1,263,813	-	1,265,200
Selling commissions	-	-	(10,944)	-	(10,944)
Distribution declared – stock	-	-	-	(2,226)	(2,226)
Distribution declared – cash	-	-	-	(6,121)	(6,121)
Net loss	-	-	-	(48,237)	(48,237)
Balance at December 31, 2016	160,775	$ 1,608	$ 1,452,653	$ (56,584)	$ 1,397,677

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2016	Period from September 3, 2015 (inception) to December 31, 2015
Cash flows from operating activities:
Net loss	$ (48,237)	$ -
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	25,000	-
Equity in losses of unconsolidated joint venture	7,311	-
Changes in operating assets and liabilities:		-
Accounts payable and accrued expenses	23,893	-
Net cash provided by operating activities	7,967	-

Cash flows from investing activities:
Investment in unconsolidated joint venture	(1,350,000)	-
Net cash used in investing activities	(1,350,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,265,200	200,005
Selling commissions and dealer manager fees	(10,944)	-
Escrowed investor proceeds	(320,775)	-
Subscriptions for common stock	320,000	-
Offering costs reimbursable from Advisor	(14,643)	-
Proceeds from issuance of special limited partnership interests	-	1,000
Net cash provided by financing activities	1,238,838	201,005
Net change in cash and cash equivalents	(103,195)	201,005
Cash and cash equivalents at the beginning of period	201,005	-
Cash and cash equivalents at the end of period	$ 97,810	$ 201,005

Supplemental disclosures of non-cash financing:
Increase in distribution payable	$ 2,226	$ -

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of commercial real estate properties that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting, repositioning or redevelopment.  As discussed in Note 4, the Company was initially capitalized by the sale of 22,100 shares of common stock, at an issue price of $9.05 per share, to Hartman Advisors, LLC, an affiliate of the Company’s Sponsor (as defined below) on September 30, 2015.  The Company’s fiscal year end is December 31.

 Effective June 24, 2016, the Company commenced its initial public offering of up to a maximum of $250,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share, with discounts available to certain purchasers, and up to $19,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “DRP”) at $9.50 per share.

On February 6, 2017, the Company’s amended registration statement on Form S-11, providing for its public offering of up to $269,000,000 in shares of Class A common stock and Class T common stock, was declared effective by the SEC and the Company commenced offering shares of our Class A and Class T common stock.  In its initial public offering, the Company is offering to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

Class A common stock is being offered to the public at an initial price of $10.00 per share and to stockholders at an initial price of $9.50 per share for Class A common stock purchased pursuant to the distribution reinvestment plan.

Class T common stock is being offered to the public at an initial price of $9.60 per share and to stockholders at an initial price of $9.12 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.

The Company’s board of directors may, in its sole discretion and from time to time, change the price at which the Company offers shares to the public in the primary offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.

 Pursuant to the terms of the Company’s initial public offering (the “Offering”), subscription proceeds are held in an escrow account until the Company raises the minimum offering amount of $1,000,000. On December 1, 2016, the Company had raised the minimum offering amount and the subscription proceeds held in escrow as of that date have been released to the Company.

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

Substantially all the Company’s business will be conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership (the “OP”).  The Company is the sole general partner of the OP. The initial limited partners of the OP are Hartman vREIT XXI Holdings LLC, a wholly owned subsidiary of the Company (“XXI Holdings”), and Hartman vREIT XXI SLP LLC (“SLP LLC”), a wholly owned subsidiary of Hartman Advisors, LLC.  SLP LLC has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”).  As the Company accepts subscriptions for shares, it will transfer substantially all the net proceeds of the Offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership.  In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all the Company’s administrative costs and expenses and such expenses will be treated as expenses of the OP.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the Company had received and accepted investors’ subscriptions for and issued 138,675 shares of its (Class A) common stock pursuant to the Offering, resulting in gross offering proceeds of $1,265,200.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the OP and XXI Holdings, the subsidiaries over which the Company has control.  All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Organization and Offering Costs

Prior to achieving the minimum offering amount of $1,000,000, organization and offering costs of the Company were incurred by Advisor on behalf of the Company.  Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.  Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the release to the Company of all subscription proceeds held in escrow, the Company would be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  Effective December 31, 2016, the advisory agreement between the Company and the Advisor was amended to provide that the liability of the Company to the Advisor for reimbursement of offering and organization costs of the Company incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to the Advisor until the Company’s receipt of gross offering proceeds in its initial public offering is $10,000,000.  The Advisor has incurred organization and offering costs of $557,961 and $222,685 for the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, respectively.  The Advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering. Any such reimbursement will not exceed the actual costs and expenses incurred by Advisor.  When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholders’ equity as such amounts are reimbursed or paid to the Advisor, the dealer manager or their affiliates from the gross proceeds of the Offering.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instrument: cash and cash equivalents and accounts payable and accrued expenses.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ending December 31, 2017.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP.)  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company records a valuation allowance for net deferred tax assets that are not expected to be realized.

For the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, the Company incurred a net loss of $48,237 and $0, respectively.  The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2016 and 2015 consisted of demand deposits at commercial banks.

Investment in Unconsolidated Joint Venture

The Company’s investment in unconsolidated joint venture is accounted for under the equity method.

Impairment

       The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate and other assets as of December 31, 2016 and 2015.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to release the property and the number of years the property is held for investment. The use of

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of the Company’s real estate and related intangible assets and net income.

Stock-Based Compensation

The Company follows the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued.

       Stock-based compensation is included in directors’ compensation in the accompanying consolidated statements of operations.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests that are convertible into the Company’s common stock.  As of December 31, 2016 and 2015, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the year ended December 31, 2016 and for the period from inception to December 31, 2015 because no shares are issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       The Company maintains cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. The effect that the adoption of ASU No. 2016-02 will have on our consolidated financial position or our consolidated results of operations is not currently reasonably estimable.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. ASU No. 2016-17 is effective for our fiscal year commencing on January 1, 2017. The adoption of ASU No. 2016-17 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-18 will not have a material effect on our consolidated financial position or our consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as an acquisition of assets or a business. ASU No. 2017-01 is effective for fiscal years commencing on January 1, 2018.  The effect of this guidance is to be applied prospectively and early adoption is permitted. We have elected early adoption of ASU No. 2017-01 effective with our fiscal year commencing January 1, 2016.  The effect of adoption of this ASU in the accompanying consolidated financial statements, is that the acquisition fee payable to Advisor in the amount $33,750 which would have been expensed if the acquisition of our joint venture investment were considered an acquisition of a business, has been capitalized and added to the unconsolidated joint venture investment which will be treated as an acquisition of an asset.

Note 3 — Investment in Unconsolidated Joint Venture

   The Company did not directly own any real estate assets as of December 31, 2016 and 2015 respectively.

The Company’s investment in unconsolidated joint venture consists of an interest in a retail shopping center located in San Antonio, Texas commonly known as Village Pointe, or the Village Pointe Property. The Village Pointe Property is owned by Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between the Company and Hartman XX Limited Partnership (“Hartman XX LP”), the operating partnership of an affiliate, Hartman Short Term Income Properties XX, Inc.

On November 14, 2016, the Company contributed $100,000 to Hartman Village Pointe in exchange for an initial 2.65% membership interest in Hartman Village Pointe.  Hartman XX LP contributed $3,675,000 to Hartman Village Pointe in exchange for an initial 97.35% membership interest in Hartman Village Pointe.  Hartman Village Pointe acquired a fee simple interest in the Village Pointe Property from an unrelated third party seller for a purchase price of $7,050,000, exclusive of closing costs.  The purchase price was funded with members’ capital and a mortgage loan in the amount of $3,525,000 from Hartman XX LP.

On December 1, 2016, the Company acquired an additional 33.11% membership interest in Hartman Village Pointe from Hartman XX LP in exchange for $1,250,000 in cash. As of December 31, 2016, the Company’s total equity investment in Hartman Village Pointe was $1,350,000, representing an approximate 35.76% membership interest.

Pursuant to the terms of a membership purchase agreement between the Company and Hartman XX LP, the Company may from time to time acquire up to all of Hartman XX LP’s remaining membership interest in Hartman Village Pointe at a price equal to Hartman XX LP’s investment cost.

On January 19, 2017 the Company acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, on January 25, 2017 the Company acquired an additional 5.30% membership interest in Hartman Village Pointe from Hartman XX LP for $200,000 in cash, on February 1, 2017 the Company acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash, and finally on February 8, 2017 the Company acquired an additional 16.56% membership interest in Hartman Village Pointe from Hartman XX LP for $625,000 in cash.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition fees of $33,750 and $0 were earned by the Advisor for the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, respectively, as a result of the interests acquired in Hartman Village Pointe.

As of February 8, 2017, the Company owned 100% of Hartman Village Pointe.

The following financial statement summary information is provided for Hartman Village Pointe as of December 31, 2016:

(Unaudited)
December 31, 2016
Assets
Real estate assets, at cost	$ 7,050,000

Cash	221,404
Accrued rents and accounts receivable	26,776
Due from affiliates	53,909
Other assets, net	1,092
Total assets	7,353,181

Liabilities
Note payable	3,457,942
Accounts payable and accrued expenses	99,117
Security deposits	52,208
Total liabilities	3,609,267

Members’ equity	3,743,914

Total liabilities and members’ equity	7,353,181

For the period from November 14, 2016 to December 31, 2016
Revenues
Rental revenues	$ 92,254
Tenant reimbursements and other income	25,285
Total revenues	117,539

Expenses
Property operating expenses (1)	11,788
Real estate taxes and insurance	17,675
Asset management fees (2)	6,903
General and administrative	7,493
Interest expense	104,766
Total expenses	148,625

Net loss	$ (31,086)

(1)

Includes $8,362 of property management fees and expenses reimbursed to HIRM by Hartman Village Pointe.

(2)

Asset management fees are payable to Advisor by Hartman Village Pointe.

 Note 4 — Capitalization

Under the Company’s Articles of Amendment and Restatement (as amended and restated, the “Charter”), the Company has the authority to issue 900,000,000 shares of common stock, $0.01 per share par value, classified and

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

designated as 850,000,000 shares of Class A common stock, 50,000,000 shares of Class T common stock, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.  On September 30, 2015, the Company sold 22,100 shares of common stock to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.  The Company’s board of directors is authorized to amend the Charter, without the approval of the Company’s stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Common Stock

       Shares of Class A and Class T common stock entitle the holders to one vote per share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law.  Neither Class A or Class T common stock have any preferences or preemptive conversion or exchange rights.

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management.

Stock-Based Compensation

       The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, respectively, the Company granted 2,500 and 0 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $25,000 and $0 as stock-based compensation expense for the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015, respectively, based upon the offering price of $10.00 per common share.  These amounts are included in directors’ compensation expense in the accompanying consolidated statements of operations.

Distributions

On December 1, 2016, the Company’s board of directors authorized and declared the payment of cash and stock distributions to the Company’s stockholders (collectively, the “Distribution”). The Distribution will (i) accrue daily to the Company’s stockholders of record as of the close of business on each day commencing on December 1, 2016, (ii) be payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month, (iii) with respect to the cash distribution, be calculated at a rate of $0.0015068 per share of the Company’s common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $10.00 per share of the Company’s common stock, and (iv) with respect to the stock distribution, be calculated at a rate of 0.000547945 common shares of the Company’s common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $10.00 per share of the Company’s common stock.  Distributions declared as of December 31, 2016 and payable in January 2017 are included accounts payable and accrued expenses in the accompanying consolidated balance sheets.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distribution with respect to the Company’s Class T common shares will be declared at the same annualized distribution rate as Class A common shares.  The daily cash distribution rate and the daily Class T common stock distribution rate will be based on a purchase price of $9.60 per Class T common share.  The cash distribution rate for Class T common shares will be reduced by the applicable prorated amount of the shareholder servicing fee applicable to Class T common shares.

Note 5 — Related Party Arrangements

The Advisor is a wholly owned subsidiary of Hartman Advisors LLC, a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. and Subsidiaries of which approximately 16% of the voting stock is owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors.

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.  In addition, in exchange for $1,000, the OP has issued the Advisor a separate, special limited partnership interest, in the form of Special Limited Partnership Interests.  See Note 7 (“Special Limited Partnership Interest”) below.

The Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by the Advisor and would not cause the cumulative selling commission, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the Offering.

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment.  Acquisition fees of $33,750 were earned by the Advisor for the year ended December 31, 2016 as a result of the interests acquired in Hartman Village Pointe.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor.  No debt financing fees were earned by Advisor for the year ended December 31, 2016 and for the period from September 3, 2015 (inception) to December 31, 2015

The Company will pay Hartman Income REIT Management, Inc. (“HIRM”), an affiliate of the Advisor, property management fees equal to (i) 5% of the effective gross revenues of the managed properties for the management of retail centers, warehouse, industrial and flex properties and (ii) 3% or 4% of the effective gross revenues for office buildings, as applicable based upon the square footage and gross property revenues of the office buildings.  The Company also expects to pay HIRM leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property, provided that such fees will only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed.  HIRM may subcontract the performance of its property management and leasing duties to third parties and HIRM will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.  The Company will reimburse the costs and expenses incurred by HIRM on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of HIRM or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific properties.  Other charges, including fees and expenses of third-party professionals and consultants, will be reimbursed, subject to the limitations on fees and reimbursements contained in the Charter.

If HIRM provides construction management services related to the improvement or finishing of tenant space in the Company’s real estate properties, the Company will pay HIRM a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided,

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $1,150,000 for the purchase of 127,072 Class A common shares in the Company. As of December 31, 2016, he owned approximately 79% of the company’s outstanding stock. As he owns more than 9.8% of the company’s outstanding common shares, Mr. Cardwell recused himself from the vote and the other directors voted to accept his subscription.

Hartman Real Assets Securities, Inc., our dealer manager effective as of January 1, 2017, will receive selling commissions and a dealer manager fee, all or a portion of which it may re-allow to other dealers, in connection with this offering.  Hartman Real Assets Securities is a wholly owned subsidiary of our Sponsor.

Note 6 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under the Incentive Award Plan as of December 31, 2016.  Awards under the Independent Directors Compensation Plan for the year ended December 31, 2016, the first year for which compensation award could be issued, consisted of 2,500 restricted, Class A common shares to our independent directors, valued at $10.00 per share based on the Offering

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price.  The stock-based compensation expense is include in directors’ compensation in the accompanying consolidated statements of operations.

Note 7 — Special Limited Partnership Interest

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

Note 8 – Commitments and Contingencies

Economic Dependency

       The Company is dependent on the Sponsor and the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities.  In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers.

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business.  Management of the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position of the Company.