Form 10-Q
period 2017-05-19
Hartman vREIT XXI, Inc.
filed 2017-05-19
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

 ¨ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-207711

__________

HARTMAN vREIT XXI, INC.
(Exact name of registrant as specified in its charter)

Maryland	38-3978914
(State of Organization)	(I.R.S. Employer Identification Number)
2909 Hillcroft, Suite 420, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 8, 2017, there were 786,294 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)

Real estate assets, at cost	$ 7,229,751	-
Accumulated depreciation and amortization	(20,016)	-
Real estate assets, net	7,209,735	-

Cash and cash equivalents	1,788,209	97,810
Investment in unconsolidated joint venture	-	1,376,439
Escrowed investor proceeds	336,201	320,775
Accrued rent and accounts receivable, net	14,823	-
Prepaid expenses and other assets	20,402	-
Due from related parties	100,403	-
Total assets	$ 9,469,773	$ 1,795,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Note payable, net	$ 3,463,530	$ -
Accounts payable and accrued expenses	177,297	57,240
Due to related parties	-	19,107
Subscriptions for common stock	336,196	320,000
Tenants' security deposits	52,208	-
Total liabilities	4,029,231	396,347

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 599,965 and 160,775 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	5,999	1,608
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 11,458 shares and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	115	-
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	5,521,863	1,452,653
Accumulated distributions and net income	(88,435)	(56,584)
Total stockholders' equity	5,439,542	1,397,677

Total liabilities and equity	$ 9,469,773	$ 1,795,024

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenues	$ 110,186	$ -
Tenant reimbursements and other revenues	64,919	-
Total revenues	175,105	-

Expenses
Property operating expenses	24,701	-
Asset management fees	10,575	-
Real estate taxes and insurance	31,292	-
Depreciation and amortization	20,016	-
General and administrative	21,529	-
Interest expense	29,281	-
Total expenses	137,394	-
Income before loss on re-measurement and non-controlling interests	37,711	-
Equity in earnings of unconsolidated joint venture	8,399	-
Less net income attributable to non-controlling interest	(5,400)	-
Loss on re-measurement	(2,194)	-
Net income attributable to vREIT XXI	$ 38,516	$ -
Basic and diluted income per common share:
Net income attributable to common stockholders	$ 0.09	$ -
Weighted average number of common shares outstanding, basic and diluted	417,003	22,100

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions And Net Income	Total
Balance at December 31, 2016	160,775	$ 1,608	$ 1,452,653	$ (56,584)	$ 1,397,677
Issuance of common shares	450,648	4,506	4,444,593	-	4,449,099
Selling commissions	-	-	(375,383)	-	(375,383)
Dividends and distributions (stock based)	-	-	-	(34,514)	(34,514)
Dividends and distributions (cash based)	-	-	-	(35,853)	(35,853)
Net income (including net income attributable to non-controlling interest of $ 5,400)	-	-	-	38,516	38,516
Balance at March 31, 2017	611,423	$ 6,114	$ 5,521,863	$ (88,435)	$ 5,439,542
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$ 38,516	$ -
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,016	-
Deferred loan cost amortization	3,725	-
Equity in earnings of unconsolidated joint venture	(8,399)	-
Loss on re-measurement	2,194	-

Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(4,361)	-
Prepaid expenses and other assets	(14,869)	-
Accounts payable and accrued expenses	71,801	-
Due from related parties	(207,269)	-
Net cash used in operating activities	(98,646)	-

Cash flows from investing activities:
Investment in formerly unconsolidated joint venture	(2,214,480)	-
Net cash used in investing activities	(2,214,480)	-

Cash flows from financing activities:
Distributions paid in cash	(26,621)	-
Payment of selling commissions	(375,383)	-
Escrowed investor proceeds	(15,426)	-
Subscriptions for common stock	16,196	-
Proceeds from issuance of common stock	4,404,759	-
Net cash provided by financing activities	4,003,525	-

Net change in cash and cash equivalents	1,690,399	-
Cash and cash equivalents at the beginning of period	97,810	201,005
Cash and cash equivalents at the end of period	$ 1,788,209	$ 201,005

Supplemental cash flow information:
Cash paid for interest	$ 19,414	$ -
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$ 15,174	$ -
Distributions paid in stock	$ 19,340	$ -

Village Pointe Assets/ Liabilities:
Real estate	$ 7,050,000	$ -
Note payable, net	$ (3,459,805)	$ -
Net other assets and liabilities	$ 216,790	$ -

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business

Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of commercial real estate properties that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting, repositioning or redevelopment.  As discussed in Note 8, the Company was initially capitalized by the sale of 22,100 shares of common stock, at an issue price of $9.05 per share, to Hartman Advisors, LLC, an affiliate of the Company’s Sponsor (as defined below) on September 30, 2015.  The Company’s fiscal year end is December 31.

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

Pursuant to the terms of the Company’s initial public offering (the “Offering”), subscription proceeds were held in an escrow account until the Company raised the minimum offering amount of $1,000,000. On December 1, 2016, the Company raised the minimum offering amount and the subscription proceeds held in escrow as of that date were released to the Company.

The Company’s advisor is Hartman XXI Advisors, LLC (the “Advisor”), a Texas limited liability company and wholly owned subsidiary of Hartman Advisors, LLC.  Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor and property manager (“Sponsor” or “Property Manager”).  Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

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

As of March 31, 2017, the Company had received and accepted investors’ subscriptions for and issued 575,365 Class A shares, including 1,230 shares issued as stock distributions, and 741 shares issued pursuant to our distribution reinvestment plan, and 11,458 Class T shares of its common stock pursuant to the Offering, resulting in gross offering proceeds of $5,689,299.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2017, and the results of its consolidated operations for the three months ended March 31, 2017 and 2016, the consolidated statement of stockholders’ equity for the three months ended March 31, 2017 and the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016.  The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the OP, Hartman Village Pointe, LLC and XXI Holdings, the subsidiaries over which the Company has control.  All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of March 31, 2017 and December 31, 2016 consisted of demand deposits at commercial banks.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses and due from (to) related parties.  The Company considers the carrying value to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

borrowing rates currently available to the Company for loans with similar terms, the carrying value of its note payable approximates fair value.

Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement and other revenues in the period the related costs are incurred.

Investment in Unconsolidated Joint Venture

The Company’s investment in unconsolidated joint venture was accounted for under the equity method at December 31, 2016.

On November 14, 2016, the Company contributed $100,000 to Hartman Village Pointe LLC in exchange for an initial 2.65% membership interest in Hartman Village Pointe.  Hartman XX LP, an affiliate of the Company, contributed $3,675,000 to Hartman Village Pointe in exchange for an initial 97.35% membership interest in Hartman Village Pointe.  Hartman Village Pointe acquired a fee simple interest in the Village Pointe Property from an unrelated third party seller for a purchase price of $7,050,000, exclusive of closing costs.  The purchase price was funded with members’ capital and a mortgage loan in the amount of $3,525,000 from Hartman XX LP.

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

As of January 19, 2017, the Company owed more than 50% of Hartman Village Pointe and as of that date, and from that point forward Hartman Village Pointe is included in these consolidated financial statements.

Effective February 8, 2017, the Company owns all of Hartman Village Pointe.

Real Estate

Allocation of Purchase Price of Acquired Assets

Upon acquisition, the purchase price of properties is allocated to the tangible assets acquired, consisting of land, buildings and improvements, any assumed debt and asset retirement obligations, if any, based on their fair values.  Acquisition costs, including acquisition fees paid to our advisor, are capitalized as part of the purchase price.  Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Land and building and improvement fair values are derived based upon the Company’s estimate of fair value after giving effect to estimated replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Any difference between the fair value of the property acquired and the purchase price of the property is recorded as goodwill or gain on acquisition of the property.

The Company determines the fair value of any assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that the Company believes it could obtain at the date of acquisition.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan as interest expense.

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level 3 inputs to value acquired properties. Many of these estimates are obtained from independent third party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

The Company has early adopted ASU No. 2017-01, “Clarifying the Definition of a Business.”  In accordance with the guidance provided by this accounting pronouncement, provided that the acquisition of real estate is determined to be the acquisition of an asset versus the acquisition of a business, the allocation of purchase price will not include an allocation to intangible assets, in particular in-place lease value.  Further, the Company will capitalize acquisition fees and expenses associated with real estate asset acquisitions versus recording such fees as an expense in the period incurred in connection with the acquisition of a business.  The effect of adoption in the accompanying consolidated financial statements, is that the acquisition fee payable to advisor in the amount of $33,750 for the year ended December 31, 2016 and $142,500 for the three months ended March 31, 2017, which would have been expensed if the acquisition of our joint venture investment and subsequent purchase of the equity interest of our former joint venture partner were considered an acquisition of a business, have been capitalized and added to the unconsolidated joint venture investment and real estate assets at cost as of December 31, 2016 and March 31, 2017, respectively.

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of March 31, 2017.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Fair Value Measurement

Fair value measures are classified into a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets.
Level 2:	Directly or indirectly observable inputs, other than quoted prices in active markets.
Level 3:	Unobservable inputs in which there is little or no market data, which require a reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of the following valuation techniques:
Market Approach:	Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost Approach:	Amount required to replace the service capacity of an asset (replacement cost).
Income Approach:	Techniques used to convert future amounts to a single amount based on market expectations (including present-value, option-pricing, and excess-earnings models).

The Company’s estimates of fair value were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.  The Company classifies assets and liabilities in the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement.

Accrued Rent and Accounts Receivable

       Included in accrued rent and accounts receivable are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. There is no allowance for doubtful accounts as of March 31, 2017 and December 31, 2016.

Organization and Offering Costs

Prior to achieving the minimum offering amount of $1,000,000, organization and offering costs of the Company were incurred by Advisor on behalf of the Company.  Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.  Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the release to the Company of all subscription proceeds held in escrow, the Company would be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  Effective December 31, 2016, the advisory agreement between the Company and the Advisor was amended to provide that the liability of the Company to the Advisor for reimbursement of offering and organization costs of the Company incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to the Advisor until the Company’s receipt of gross offering proceeds in its initial public offering is $10,000,000.  As of March 31, 2017, the Advisor has incurred organization and offering costs of $782,130 on behalf of the Company.  The Advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering. Any such reimbursement will not exceed the actual costs and expenses incurred by Advisor.  When recorded by the

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from the gross proceeds of the Offering.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $3,420 and $0 for the three months ended March 31, 2017 and 2016, respectively.

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

For the three months ended March 31, 2017 and 2016, the Company had net income of $38,516 and $0, respectively.  The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of March 31, 2017 and December 31, 2016, respectively.

Earnings Per Share

The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 10.  For the three months ended March 31, 2017 and 2016, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net income per share for the three months ended March 31, 2017 and 2016 because no shares are issuable.

Concentration of Risk

       The Company maintains cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues.  The following four individual tenants of the Village Pointe property each represent more than 10% of total rental revenues for the three months ended March 31, 2017:

Tenant Name	Annualized Rental Revenue	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Mattress Firm	$ 119,915	17.9%	10/2013	2018
SA Bike World	109,918	16.4%	11/2016	2026
Top Brass, Inc.	93,366	13.9%	11/2015	2021
ABDEP, LP	81,072	12.1%	1/2015	2020
Total	$ 404,271	60.3%

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018. Based on preliminary assessments, we do not expect the adoption of ASU No. 2016-01 to have a material effect on our consolidated financial position or our consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted. Based on preliminary assessments, we do not expect the adoption of ASU No. 2016-02 to have a material effect on our consolidated financial position or our consolidated results of operations.

In October 2016, the FASB issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. We have adopted this guidance for all periods presented.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. ASU No. 2016-18 is effective for our fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively and early adoption is permitted. We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018. Based on preliminary assessments, we do not expect the adoption of ASU No. 2016-18 to have a material effect on our consolidated financial position or our consolidated results of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Real Estate

On December 1, 2016, the Company acquired an additional 33.11% membership interest in Hartman Village Pointe from Hartman XX LP in exchange for $1,250,000 in cash. As of December 31, 2016, the Company’s total equity investment in Hartman Village Pointe was $1,350,000, representing an approximate 35.76% membership interest.

On January 19, 2017 the Company acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash; on January 25, 2017 the Company acquired an additional 5.30% membership interest in Hartman Village Pointe from Hartman XX LP for $200,000 in cash; on February 1, 2017 the Company acquired an additional 21.19% membership interest in Hartman Village Pointe from Hartman XX LP for $800,000 in cash; and finally on February 8, 2017 the Company acquired an additional 16.56% membership interest in Hartman Village Pointe from Hartman XX LP for $625,000 in cash.

As of January 19, 2017, the Company owned more than 50% of Hartman Village Pointe and as of that date, and from that point forward  Hartman Village Pointe is included in these consolidated financial statements.

The Company re-measured its interest, with a carrying value of $3,764,024.  The acquisition date fair value of the previous equity interest in the joint venture was $3,761,830.  Therefore, we recognized a loss of $2,194 as a result of revaluing our prior equity interest held before the acquisition.  The loss is reflected as “loss on re-measurement” in the consolidated statements of operations.

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocations of the Company’s 2017 property acquisition as of the respective acquisition date:

Assets acquired:
Real estate assets	$ 7,050,000
Accounts receivable and other assets	273,352
Total assets	7,323,352
Liabilities assumed:
Note payable	(3,459,805)
Accounts payable and accrued expenses	(49,509)
Security deposits	(52,208)
Total liabilities assumed	(3,561,522)
Fair value of net assets acquired	$ 3,761,830

The Company’s real estate assets consisted of the following:

	March 31, 2017	December 31, 2016
Land	$ 1,762,500	$ -
Buildings and improvements	5,467,251	-
	7,229,751	-
Less accumulated depreciation and amortization	20,016	-
Total real estate assets	$ 7,209,735	$ -

Depreciation expense for the three months ended March 31, 2017 and 2016 was $20,016 and $0, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition fees incurred were $142,500 and $0 for the three months ended March 31, 2017 and 2016, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets.  Asset management fees incurred were $10,575 and $0 for the three months ended March 31, 2017 and 2016, respectively.  Asset management fees are captioned as such in the accompanying consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

Note 4 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	March 31, 2017	December 31, 2016
Tenant receivables	$ 8,094	-
Accrued rent	6,729	-
Allowance for uncollectible accounts	-	-
Accrued rents and accounts receivable, net	$ 14,823	-

As of March 31, 2017 and December 31, 2016, the Company had no allowances for uncollectible accounts respectively and no bad debt expense has been recorded.

Note 5 — Note Payable, net

The Company’s wholly owned subsidiary, Hartman Village Pointe, LLC, is a party to a $3,525,000, three-year mortgage loan agreement with a bank.  The mortgage loan is secured by the Village Pointe property.  Unamortized deferred loan costs at the time of the acquisition, on February 8, 2017, of Hartman Village Pointe, LLC were $65,195.  The interest rate is one-month LIBOR plus 2.75%. The interest rate as at March 31, 2017 was 3.7328%.

Property/Facility	Payment	Maturity Date	Rate	March 31, 2017	December 31, 2016
Village Pointe	P&I	December 15, 2019	3.7328%	$ 3,525,000 19,094	$ -
Less unamortized deferred loan costs				(61,470)
				$ 3,463,530	$ -

Interest expense for the three months ended March 31, 2017 and 2016 was $29,281 and $0, respectively, including $3,725 and $0 of deferred loan cost amortization.  Interest expense of $6,142 and $0 was payable as of March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 6 — Related Party Arrangements

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

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.  In addition, in

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exchange for $1,000, the OP has issued the Advisor a separate, special limited partnership interest, in the form of Special Limited Partnership Interests.  See Note 10 (“Special Limited Partnership Interest”) below.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment.  Acquisition fees of $176,250 were earned by the Advisor as a result of the interests acquired in Hartman Village Pointe.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor.  No debt financing fees were earned by Advisor for the three months ended March 31, 2017 and 2016.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended March 31, 2017 and 2016, the Company incurred property management fees and reimbursable costs of $5,528 and $0 payable to the Property Manager and asset management fees of $10,575 and $0 payable to the Advisor.

As of March 31, 2017, the Company had $5,478 due to the Advisor and $79,236 due from Hartman Short Term Income Properties XX, Inc. and $26,645 due from other Hartman affiliates.  As of December 31, 2016, the Company had $19,107 due to the Advisor.

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $1,265,000 for the purchase of 140,292 Class A common shares in the Company. As of March 31, 2017, he and his affiliates owned approximately 23% of the company’s outstanding stock. As a result, Mr. Cardwell recused himself from the vote and the other directors voted to accept his subscription.

Note 7 — Earnings Per Share

       Basic earnings per share is computed using net income attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended March 31,
	2017	2016
Numerator:
Net income attributable to common stockholders	$ 38,516	$ -

Denominator:
Basic weighted average shares outstanding	417,003	22,100

Basic income per common share	$ 0.09	$ -

Note 8 – Stockholders’ Equity

Under the Company’s Articles of Amendment and Restatement (as amended and restated, the “Charter”), the Company has the authority to issue 900,000,000 shares of common stock, $0.01 per share par value, classified and designated as 850,000,000 shares of Class A common stock, 50,000,000 shares of Class T common stock, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.  On September 30, 2015, the Company sold 22,100 shares of common stock to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.  The Company’s board of directors is authorized to amend the Charter, without the approval of the Company’s stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three months ended March 31, 2017 and 2016, the Company granted 0 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $0 stock-based compensation expense for the three months ended March 31, 2017 and 2016, based upon the offering price of $10.00 per common share.

Distributions

On December 1, 2016, the Company’s board of directors authorized and declared the payment of cash and stock distributions to the Company’s stockholders (collectively, the “Distribution”). The Distribution will (i) accrue daily to the Company’s stockholders of record as of the close of business on each day commencing on December 1, 2016, (ii) be payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month, (iii) with respect to the cash distribution, be calculated at a rate of $0.0015068 per share of the Company’s common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $10.00 per share of the Company’s common stock, and (iv) with respect to the stock distribution, be calculated at a rate of 0.000547945 common shares of the Company’s common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $10.00 per share of the Company’s common stock.  Distributions declared as of March 31, 2017 and December 31, 2016 and payable in April 2017 and January 2017, respectively, are included accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Paid	Distribution per Common Share	Total Distributions Paid
2017
1st Quarter	$ 0.1875	$ 45,961

2016
4th Quarter	$ 0.1875	$ -
3rd Quarter	0.00	-
2nd Quarter	0.00	-
1st Quarter	0.00	-
Total	$ 0.3750	$ 45,961

Note 9 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under the Incentive Award Plan as of March 31, 2017. The Company recognized stock based compensation expenses of $0 with respect to the independent director compensation for the three months ended March 31, 2017 and 2016.

Note 10 — Special Limited Partnership Interest

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 11 – Commitments and Contingencies

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

Note 12 – Subsequent Events

Joint Venture Investment

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Limited Partnership (“Hartman XX LP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., an affiliate of the Company.

Pursuant to the terms of a membership interest purchase agreement between the Company and Hartman XX LP, the Company may acquire up to $10,000,000 of the membership interest of Hartman XX LP in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”).

On April 11, 2017, the Company acquired 160,000 membership units for $1,600,000 representing an approximately 9.0% interest in the members’ equity of Hartman Three Forest Plaza LLC.  On May 18, 2017, the Company acquired an additional 130,000 membership units of Hartman Three Forest Plaza LLC, representing an additional 7.3% interest in the members’ equity of Hartman Three Forest Plaza LLC, from Hartman XX LP for $1,300,000.  The Company paid for the membership units acquired with proceeds from the Company’s initial public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “we,” “us” or “our” refer to Hartman vREIT XXI, Inc. and, as required by context, Hartman vREIT XXI Operating Partnership L.P., which we refer to as our “operating partnership,” and their respective subsidiaries.

Certain statements included in this quarterly report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are only predictions. We caution that forward-looking statements are not guarantees.  Actual events on our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included in this Quarterly Report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

As of March 31, 2017, we had accepted subscriptions for, and issued 575,365 shares of our Class A common stock, including 1,230 shares issued as stock distributions, and 741 shares issued pursuant to our distribution reinvestment plan, and 11,458 shares of our Class T common stock in our initial public offering, resulting in gross offering proceeds of $5,689,299. As of March 31, 2017, $244,317,741 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to offer shares of our common stock on a continuous basis until June 24, 2018, provided that we may extend the offering period until June 24, 2019 (three years from the date of the commencement of our initial public offering) unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Investment Objectives and Strategy: Hartman Advantage

       Our primary investment objectives are to:

•

realize growth in the value of our investments;

•

preserve, protect and return stockholders’ capital contributions; and

•

grow net cash from operations and pay regular cash distributions to our stockholders.

We cannot assure our stockholders that we will achieve these objectives.

The cornerstone of our investment strategy is our advisor’s discipline in acquiring a portfolio of real estate properties, specifically properties that are located in Texas, that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting; repositioning or redevelopment.  We refer to this strategy as “value add” or the “Hartman Advantage.”

We rely upon the value add or Hartman Advantage strategy to evaluate numerous potential commercial real estate acquisition and investment opportunities per completed acquisition or investment.

We do not anticipate that there will be any market for our shares of common stock unless they are listed on a national securities exchange.  In the event that our shares of common stock are not listed or traded on an established securities exchange prior to the tenth anniversary of the completion or termination of our initial public offering, our charter requires that the board of directors must seek the approval of our stockholders of a plan to liquidate our assets, unless the board of directors has obtained the approval of our stockholders (1) to defer the liquidation of our assets or (2) of an alternate strategy.

We believe that we have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. However, our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

Our Real Estate Investments

Our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas commonly known as Village Pointe, or the Village Pointe Property, and subsequent to March 31, 2017 our real estate investments also include our joint venture investment interest in an office building located in Dallas, Texas commonly known as Three Forest Plaza, or the Three Forest Plaza Property. We hold our interest in the Three Forest Plaza Property through Hartman Three Forest Plaza, LLC, or Hartman Three Forest, a joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

The Village Pointe Property

Property Acquisition

On November 14, 2016, we acquired a minority ownership interest in Hartman Village Pointe, LLC, or Hartman Village Pointe, a joint venture between our company and Hartman XX Limited Partnership, or Hartman XX LP. Hartman Village Pointe owns the Village Pointe Property. Subsequent to our initial investment in Hartman Village Pointe, we incrementally acquired all of Hartman XX LP’s remaining membership interests in Hartman

Village Pointe and as a result, as of February 8, 2017, we had acquired 100% ownership of Hartman Village Pointe. We paid cash consideration of $3,775,000 for our 100% ownership interest in Hartman Village Pointe.

An acquisition fee of approximately $176,250 was earned by our Advisor in connection with our investment in the Village Pointe Property.

The Village Pointe Property is secured by a $3,525,000 mortgage loan.  The mortgage loan bears interest at the rate of 30-day LIBOR plus a LIBOR rate margin of 2.75%.  The interest rate as of March 31, 2017 is 3.73%.  Monthly payments of interest only are payable during the initial loan term.  The initial maturity date of the mortgage loan is December 14, 2019.  The mortgage loan provides for first and second extended maturity dates of December 14, 2020 and 2021, respectively, subject to the applicable extended maturity provisions of the mortgage loan agreement.

Description of Property

The Village Pointe Property is a 54,246 square foot shopping center located just off of US Highway 281 between Brook Hollow Boulevard and Thousand Oaks in San Antonio, Texas.  Built in 1982 and renovated in 2015, the Village Pointe Property is located within five miles of San Antonio International Airport via US Highway 281.

As of March 31, 2017, the Village Pointe Property was approximately 92% occupied by 11 tenants. The Village Pointe Property is managed by our property manager.

Three Forest Plaza Joint Venture

Joint Venture

On December 22, 2016, Hartman XX LP, through its wholly-owned subsidiary, Hartman Three Forest Plaza LLC, acquired a fee simple interest in a office building located in Dallas, Texas commonly referred to as “Three Forest Plaza.” Three Forest Plaza was acquired by Hartman Three Forest Plaza LLC from Massachusetts Mutual Life Insurance Company for a purchase price of $35,655,000, exclusive of closing costs and liabilities assumed.

On April 11, 2017, we entered into a membership interest purchase agreement with Hartman XX LP pursuant to which we may acquire up to $10,000,000 of Hartman XX LP’s ownership interest in Hartman Three Forest Plaza LLC. On April 11, 2017, pursuant to the membership interest purchase agreement, we acquired 160,000 membership units of Hartman Three Forest Plaza LLC, representing an approximately 9% membership equity interest in Hartman Three Forest Plaza LLC, from Hartman XX LP for $1,600,000.  We funded the purchase of the membership units we acquired with proceeds from our initial public offering. Pursuant to the membership interest purchase agreement we may from time to time, in our discretion, purchase additional portions of Hartman XX LP’s ownership interest in Hartman Three Forest Plaza LLC, up to an aggregate purchase price of $10,000,000, which would represent an aggregate ownership interest in Hartman Three Forest Plaza LLC of approximately 56%

Description of Property

Three Forest Plaza is a 19-story suburban office building comprising approximately 366,549 square feet that was built in 1983. As of March 31, 2017, Three Forest Plaza was 76% occupied by 42 tenants, including three roof-top tenants.

REIT Compliance

We will be electing under Section 856(c) of the Internal Revenue Code to be taxed as a REIT beginning with the taxable year ending December 31, 2017.  As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2016.  See  Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our currently adopted accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2017 versus March 31, 2016.

As of March 31, 2017, we owned one commercial property comprising approximately 54,246 square feet located in San Antonio, Texas. This property was acquired from Hartman Short Term Income Properties XX, Inc. on February 8, 2017.  As of March 31, 2016, we owned no commercial properties.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended March 31, 2017 and 2016 we had total rental revenues and tenant reimbursements of $175,105 and $0, respectively. The increase in total rental revenues and tenant reimbursements was primarily due to the fact that we did not own any property as of March 31, 2016, as compared to the one property we owned as of March 31, 2017.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees.  For the three months ended March 31, 2017 and March 31, 2016 we had operating expenses of $66,568 and $0 respectively.  The increase in operating expenses is primarily due to the fact that we did not own any property as of March 31, 2016, as compared to the one property we owned as of March 31, 2017.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees to our advisor were $10,575 and $0 for the three months ended March 31, 2017 and March 31, 2016, respectively.  Acquisition costs related to the acquisition of our properties were $142,500 for the three months ended March 31, 2017 and $0 for the three months ended March 31, 2016. The increase in acquisition fees and asset management fees is attributable to the one property we acquired on February 8, 2017. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the three months ended March 31, 2017 and March 31, 2016 we incurred $5,528 and $0, respectively, for property management fees and $0 and $0, respectively, for leasing commissions.

Real estate taxes and insurance – Real estate taxes and insurance were $31,292 and $0 for the three months ended March 31, 2017 and 2016, respectively. The increase in cost is owing to the one property we acquired in the three months ended March 31, 2017 and no property owned in the three months ended March 31, 2016.

Depreciation and amortization – Depreciation and amortization were $20,016 and $0 for the three months ended March 31, 2017 and 2016, respectively. The increase in cost is owing to the one property we acquired in the three months ended March 31, 2017 and no property owned in the three months ended March 31, 2016.

General and administrative expenses - General and administrative expenses were $21,529 and $0 for the three months ended March 31, 2017 and 2016, respectively.  General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in cost is owing to the one property we acquired in the three months ended March 31, 2017 and no property owned in the three months ended March 31, 2016.We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs – Effective December 31, 2016, the advisory agreement between us and the Advisor was amended to provide that our liability to the Advisor for reimbursement of offering and organization costs incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to the Advisor until we are in receipt of gross offering proceeds in its initial public offering is $10,000,000.  As of March 31, 2017, the Advisor has incurred organization and offering costs of $782,130.  The Advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering. Any such reimbursement will not exceed the actual costs and expenses incurred by Advisor.  When recorded by us, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from the gross proceeds of the Offering.

Net income – We generated net income of $38,516 and $0 for the three months ended March 31, 2017 and 2016, respectively.  Net income for the three months ended March 31, 2017 is primarily attributable to the rental income, attributed to the one property we acquired in the three months ended March 31, 2017 and no property owned in the three months ended March 31, 2016.

Funds From Operations and Modified Funds From Operations

 Funds From Operations, or FFO, is a non-GAAP financial measure defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, which we believe is an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT in conjunction with net income.  FFO is used by the REIT industry as a supplemental performance measure.  FFO is not equivalent to our net income or loss as determined under GAAP.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We intend to use the remaining net proceeds raised in our follow-on offering to continue to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., the listing of our common stock on a national exchange, a merger or sale or our company or another similar transaction) within ten years of the completion of our initial public offering.  The Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as Modified Funds From Operations, or “MFFO,” which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (i.e., the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our public offering has been completed and our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.  Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our public offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our public offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended March 31,
	2017	2016
Net income	$ 38,516	$ -
Depreciation and amortization of real estate assets	20,016	-
Funds from operations (FFO)	58,532	-

Acquisition related expenses	-	-
Modified funds from operations (MFFO)	$ 58,532	$ -

Distributions

The following table summarizes the distributions we declared in cash and stock and pursuant to our distribution reinvestment plan for the period from December 2016 (the month we first paid distributions) through March 31, 2017:

Period	Cash (1)	DRIP (2)+Stock	Total
Period From inception to December 31, 2015	$ -	$ -	$ -
First Quarter 2016	-	-	-
Second Quarter 2016	-	-	-
Third Quarter 2016	-	-	-
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Total	$ 41,974	$ 36,740	$ 78,714

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the three months ended March 31, 2017, we declared aggregate distributions of $78,714, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $98,646 and our FFO was $58,532. For the three months ended March

31, 2017, 100% of distributions were paid from cash provided by offering proceeds.  For the three months ended March 31, 2016, no distributions were paid.  During the period from our inception to March 31, 2017, net cash used by operating activities was $90,679, our net loss was $9,721 and our FFO was $10,295.  For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

 As of March 31, 2017, we had issued 575,365 shares of our Class A and Class T common stock in our initial public offering, including 741 shares of our common stock pursuant to our distribution reinvestment plan, and 1,230 shares as stock distribution resulting in aggregate gross offering proceeds of $5,689,299.

Our principal demands for funds are and will continue to be for real estate and real estate-related acquisitions, for the payment of operating expenses, for the payment of interest on our outstanding indebtedness, and for the payment of distributions. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations; provided, that some or all of our distributions have been and may continue to be paid from sources other than cash from operations (as discussed below).  We expect to meet cash needs for acquisitions from the remaining net proceeds of our follow-on offering and from financings.

Some or all of our distributions have been and may continue to be paid from sources other than cash flow from operations, including proceeds of our public offerings, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings secured by our assets in anticipation of future operating cash flow.  We may have little, if any, cash flow from operations available for distribution until we make substantial investments and those investments stabilize.  In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of March 31, 2017, our outstanding secured debt is $3,525,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

Our advisor may, but is not required to, establish capital reserves from remaining gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from additional private or public offerings of our securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flows from Operating Activities

As of March 31, 2017 we had continuing operations from one commercial real estate property.  During the three months ended March 31, 2017, net cash used in operating activities was $98,646 versus $0 net cash used in operating activities for the three months ended March 31, 2016. We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was $2,214,480 versus $0 for the three months ended March 31, 2016 and consisted of cash used for the investment in Village Pointe.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the three months ended March 31, 2017 and 2016, respectively, was $4,003,525 and $0 and consisted of the following:

•

$4,404,759 of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $375,383;

•

$26,621 of cash distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2017, our borrowings were not in excess of 300% of the value of our net assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor or its affiliates in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets, the management of the development or improvement of our assets and costs incurred by our advisor in providing services to us.

As of March 31, 2017, we had note payable totaling an aggregate principal amount of $3,525,000. For more information on our outstanding indebtedness, see Note 5 (Note Payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of March 31, 2017:

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations (1)	$ 3,525,000	$ -	$ 3,525,000	-	-
Interest payments on outstanding debt obligations(2)	392,171	$125,355	$266,816	-	-
Purchase obligations(3)	-	-	-	-	-

Total	$ 3,917,171	$ 125,355	3,791,816	-	-

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amount and projected rate of 3.73% on the floating monthly Libor rate.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2017.

Off-Balance Sheet Arrangements

     As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Based on preliminary assessments, we do not expect the adoption of any recently issued but not yet effective or early-adopted accounting standards to have a material effect on our consolidated financial position or our consolidated results of operations. See Note 2 to the notes to the accompanying consolidated financial statements.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 6 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

Review of our Investment Policies

Our board of directors, including our independent directors, has reviewed our investment policies as described in this Report and determined that such policies are in the best interests of our stockholders based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2017, in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2017, we did not make any purchases of our equity securities, pursuant to our share redemption program or otherwise.

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

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 386,327	Actual
Finders’ fees		—
Expenses paid to or for underwriters		—
Other organization and offering costs	782,130	Actual
Total expenses	$ 1,168,457

As of March 31, 2017, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $4,708,549 including $7,040 in offering proceeds from shares of our common stock issued pursuant to our distribution reinvestment plan. For the three months ended March 31, 2017, the ratio of the cost of raising capital to capital raised was approximately 8%.

We intend to use substantially all of the remaining net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of March 31, 2017, we had used $3,775,000 of the net proceeds from our public offerings, plus debt financing, to purchase our initial commercial property. On April 11, 2017, we acquired 160,000 membership units for $1,600,000 under a joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit	Description
1.1

Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-207711) filed on April 26, 2017.)

1.2

Form of Soliciting Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-207711) filed on April 26, 2017.)

1.3

Form of Selected Investment Advisor Agreement (incorporated by reference to Exhibit B to Exhibit 1.1 to Pre-Effective Amendment No. 2 to the Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (Registration No. 333-207711) filed on December 22, 2016.)

3.1

Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (Registration No. 333-207711) filed on January 12, 2017.)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration statement on Form S-11 (Registration No. 333-207711) filed on May 20, 2016.)
10.1

Amended and Restated Advisory Agreement between the Company and Hartman XXI Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2017.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN vREIT XXI, INC.

Date:

May 19, 2017

By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:

May 19, 2017

By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)