Form 10-Q
period 2017-08-14
Hartman vREIT XXI, Inc.
filed 2017-08-15
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒  Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of August 9, 2017, there were 1,287,032 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Real estate assets, at cost	$ 7,242,351	$ -
Accumulated depreciation and amortization	(66,414)	-
Real estate assets, net	7,175,937	-

Cash and cash equivalents	902,074	97,810
Investment in unconsolidated joint venture	5,493,422	1,376,439
Escrowed investor proceeds	328,000	320,775
Accrued rent and accounts receivable, net	28,182	-
Prepaid expenses and other assets	32,318	-
Total assets	$ 13,959,933	$ 1,795,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Note payable, net	$ 3,469,118	$ -
Accounts payable and accrued expenses	277,789	57,240
Due to related parties	411,813	19,107
Subscriptions for common stock	327,995	320,000
Tenants' security deposits	52,208	-
Total liabilities	4,538,923	396,347

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 1,133,846 and 160,775 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	11,339	1,608
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 43,102 shares and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	431	-
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	10,462,465	1,452,653
Accumulated distributions and net loss	(1,054,225)	(56,584)
Total stockholders' equity	9,420,010	1,397,677

Total liabilities and equity	$ 13,959,933	$ 1,795,024

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN SHORT TERM INCOME PROPERTIES XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenues	$ 179,055	$ -	$ 289,241	$ -
Tenant reimbursements and other revenues	64,969	-	129,888	-
Total revenues	244,024	-	419,129	-

Expenses
Property operating expenses	53,868	-	78,569	-
Asset management and acquisition fees	13,219	-	23,794	-
Organization and offering costs	848,978	-	848,978	-
Real estate taxes and insurance	38,572	-	69,864	-
Depreciation and amortization	46,398	-	66,414	-
General and administrative	56,259	-	77,788	-
Interest expense	37,558	-	66,839	-
Total expenses	1,094,852	-	1,232,246	-

Loss from operations	(850,828)	-	(813,117)	-
Equity in earnings of unconsolidated subsidiary	43,422	-	51,821	-
Less net income attributable to non-controlling interest	-	-	(5,400)	-
Loss on remeasurement	-	-	(2,194)	-
Net loss attributable to Hartman vREIT XXI	$ (807,406)	$ -	$ (768,890)	$ -

Basic and diluted net loss per common share:
Net loss attributable to common stockholders per share	$ (1.13)	$ -	$ (1.26)	$ -
Weighted average number of common shares outstanding, basic and diluted	715,291	-	609,423	-

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2016	160,775	$ 1,608	$ 1,452,653	$ (56,584)	$ 1,397,677
Issuance of common shares	1,016,173	10,162	9,813,170	-	9,823,332
Selling commissions	-	-	(803,358)	-	(803,358)
Dividends and distributions (stock based)	-	-	-	(121,682)	(121,682)
Dividends and distributions (cash based)	-	-	-	(107,069)	(107,069)
Net loss (including net income attributable to non-controlling interest of $ 5,400)	-	-	-	(768,890)	(768,890)
Balance at June 30, 2017	1,176,948	$ 11,770	$ 10,462,465	$ (1,054,225)	$ 9,420,010
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (768,890)	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,414	-
Deferred loan cost amortization	9,313	-
Equity in earnings of unconsolidated joint venture	(51,821)	-
Loss on re-measurement	2,194	-
Bad debt provision	5,102	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(22,823)	-
Prepaid expenses and other assets	(26,726)	-
Accounts payable and accrued expenses	143,984	-
Due to related parties	304,948	-
Net cash used in operating activities	(338,305)	-

Cash flows from investing activities:
Additions to real estate	(12,600)
Investment in formerly unconsolidated joint venture	(2,214,480)	-
Investment in unconsolidated joint venture	(5,450,000)
Net cash used in investing activities	(7,677,080)	-

Cash flows from financing activities:
Distributions paid in cash	(88,904)	-
Payment of selling commissions	(803,358)	-
Escrowed investor proceeds	(7,225)	-
Subscriptions for common stock	7,995	-
Proceeds from issuance of common stock	9,711,141	-
Net cash provided by financing activities	8,819,649	-

Net change in cash and cash equivalents	804,264	-
Cash and cash equivalents at the beginning of period	97,810	201,005
Cash and cash equivalents at the end of period	$ 902,074	$ 201,005

Supplemental cash flow information:
Cash paid for interest	$ 52,065	$ -
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$ 18,165	$ -
Distributions paid in stock	$ 91,445	$ -

Village Pointe Assets/ Liabilities:
Real estate	$ 7,050,000	$ -
Note payable, net	$ (3,459,805)	$ -
Net other assets and liabilities	$ 216,790	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Organization and Business

Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  The Company expects to use the proceeds from its initial public offering to invest in a portfolio of commercial real estate properties that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting, repositioning or redevelopment.  As discussed in Note 9, the Company was initially capitalized by the sale of 22,100 shares of common stock, at an issue price of $9.05 per share, to Hartman Advisors, LLC, an affiliate of the Company’s Sponsor (as defined below) on September 30, 2015.  The Company’s fiscal year end is December 31.

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

As of June 30, 2017, we had accepted subscriptions for, and issued 1,109,246 shares of our Class A common stock, including 6,052 shares issued pursuant to our distribution reinvestment plan, and 43,102 shares of our Class T common stock in our initial public offering, including 171 shares issued pursuant to our distribution reinvestment plan resulting in gross offering proceeds of $11,063,532.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2017, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2017, and the results of its consolidated operations for the three and six months ended June 30, 2017 and 2016, the consolidated statement of stockholders’ equity for the six months ended June 30, 2017 and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016.  The results of the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of June 30, 2017 and December 31, 2016 consisted of demand deposits at commercial banks.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses, note payable, net and due from (to) related parties.  The Company considers the carrying value, other than note payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its note payable approximates fair value.

Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purpose of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement and other revenues in the period the related costs are incurred.

Investment in Unconsolidated Joint Venture

The Company’s investment in unconsolidated joint venture in Hartman Village Pointe was accounted for under the equity method at December 31, 2016. Effective February 8, 2017, the Company owns all of Hartman Village Pointe.

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC.  As of June 30, 2017, the Company has acquired an approximately 30% equity interest in Hartman Three Forest Plaza LLC for $5,450,000.  On July 19, 2017, the Company acquired an additional 6% equity interest for $1,000,000, bringing the Company’s total equity interest to approximately 36%.

The Company’s investment in Hartman Three Forest Plaza LLC is accounted for under the equity method.

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

Land and building and improvement fair values are derived based upon the Company’s estimate of fair value after giving effect to estimated replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Any difference between the fair value of the property acquired and the purchase price of the property is recorded as goodwill or gain (loss) on acquisition of the property.

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

The Company has early adopted ASU No. 2017-01, “Clarifying the Definition of a Business.”  In accordance with the guidance provided by this accounting pronouncement, provided that the acquisition of real estate is determined to be the acquisition of an asset versus the acquisition of a business, the allocation of purchase price will not include an allocation to intangible assets, in particular in-place lease value.  Further, the Company will capitalize acquisition fees and expenses associated with real estate asset acquisitions versus recording such fees as an expense in the period incurred in connection with the acquisition of a business.  The effect of adoption in the accompanying consolidated financial statements, is that the acquisition fee payable to advisor in the amount of $33,750 for the year ended December 31, 2016 and $142,500 for the six months ended June 30, 2017, which would have been expensed if the acquisition of our joint venture investment and subsequent purchase of the equity interest of our former joint venture partner were considered an acquisition of a business, have been capitalized and added to the unconsolidated joint venture investment and real estate assets at cost as of December 31, 2016 and June 30, 2017, respectively.

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of our real estate assets as of  June 30, 2017.

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

Organization and Offering Costs

Prior to achieving the minimum offering amount of $1,000,000, organization and offering costs of the Company were incurred by Advisor on behalf of the Company.  Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.  Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the release to the Company of all subscription proceeds held in escrow, the Company would be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  Effective December 31, 2016, the advisory agreement between the Company and the Advisor was amended to provide that the liability of the Company to the Advisor for reimbursement of offering and organization costs of the Company incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to the Advisor until the Company’s receipt of gross offering proceeds in its initial public offering is at least $10,000,000. As of June 30, 2017, the Company has received $11,063,532 in gross offering proceeds.

As of June 30, 2017, total organization and offering costs incurred for the offering amounted to $908,888 of which the Advisor has incurred organization and offering costs of $881,436 on behalf of the Company.  The Advisor has been reimbursed $824,514 for organization and offering costs to the extent that this reimbursement does not cause the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.

Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.

For the three and six months ended June 30, 2017 and 2016, such costs totaled $848,978 and $0, respectively.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $1,070 and $0 for the three months ended June 30, 2017 and 2016, respectively. Advertising costs totaled $4,734 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

For the three months ended June 30, 2017 and 2016, the Company incurred a net loss of $807,406 and $0, respectively.  For the six months ended June 30, 2017 and 2016, the Company incurred a net loss of $768,890 and $0, respectively.  The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of June 30, 2017 and December 31, 2016, respectively.

Earnings Per Share

The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three and six months ended June 30, 2017 and 2016, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2017 and 2016 because no shares are issuable.

Concentration of Risk

       The Company maintains cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues.  The following four individual tenants of the Village Pointe property each represent more than 10% of total rental revenues for the six months ended June 30, 2017:

Tenant Name	Annualized Rental Revenue	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Mattress Firm	$ 119,915	17.7%	10/2013	2018
SA Bike World	109,918	16.2%	11/2016	2026
Top Brass, Inc.	96,034	14.2%	11/2015	2021
ABDEP, LP	81,072	12.0%	1/2015	2020

Total	$ 406,939	60.0%

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

Note 3 – Real Estate

The Company’s real estate assets as at June 30, 2017 consisted of the following:

	June 30, 2017	December 31, 2016
Land	$ 1,762,500	$ -
Buildings and improvements	5,479,851	-
	7,242,351	-
Less accumulated depreciation and amortization	66,414	-
Total real estate assets	$ 7,175,937	$ -

Depreciation expense for the three months ended June 30, 2017 and 2016 was $46,398 and $0, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $66,414 and $0, respectively.

Acquisition fees incurred were $142,500 and $0 for the three and six months ended June 30, 2017 and 2016, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets.  Asset management fees incurred were $13,219 and $0 for the three months ended June 30 2017 and 2016, respectively and $23,794 and $0 for the six months ended June 30, 2017 and 2016. Asset management fees are captioned as such in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, respectively.

On November 14, 2016, the Company contributed $100,000 to Hartman Village Pointe, LLC (“Hartman Village Pointe”) in exchange for an initial 2.65% membership interest in Hartman Village Pointe, a joint venture between the Company and Hartman XX Operating Partnership (“Hartman XX LP”), the operating partnership of Hartman XX.  Pursuant to the terms of a membership purchase agreement between the Company and Hartman XX LP, the Company may from time to time acquire up to all of Hartman XX LP’s remaining membership interest in Hartman Village Pointe at a price equal to Hartman XX LP’s investment cost.

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

As of February 8, 2017, the Company owned 100% of Hartman Village Pointe.

The Company re-measured its interest, with a carrying value of $3,764,024.  The acquisition date fair value of the previous equity interest in the joint venture was $3,761,830.  The Company recognized a loss of $2,194 as a result of revaluing its prior equity interest held before the acquisition.  The loss is reflected as “loss on re-measurement” in the consolidated statements of operations.

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

Note 4 — Investment in unconsolidated joint venture

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Limited Partnership (“Hartman XX LP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., an affiliate of the Company. Pursuant to the terms of a membership interest purchase agreement between the Company and Hartman XX LP, the Company may acquire up to $10,000,000 of the equity membership interest of Hartman XX LP in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”).

As of June 30, 2017, the Company has acquired an approximately 30% equity interest in Three Forest Plaza LLC for $5,450,000.  On July 19, 2017, the Company acquired an additional 6% equity interest for $1,000,000 bringing its total equity interest to approximately 36%.

Equity in earnings of the unconsolidated joint venture were $43,422 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $51,821 and $0 for the six months ended June 30, 2017 and 2016, respectively.  Equity in earnings of unconsolidated joint venture is captioned as such in the accompanying consolidated statements of operations.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	June 30, 2017	December 31, 2016
Tenant receivables	$ 16,067	$ -
Accrued rent	17,217	-
Allowance for doubtful accounts	(5,102)	-
Accrued Rents and Accounts Receivable, net	$ 28,182	$ -

As of June 30, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $5,102 and $0, respectively.  For the three months ended June 30, 2017 and 2016, the Company recorded bad debt expense in the amount of $5,102 and $0, respectively, related to tenant receivables that we have specifically identified as potentially uncollectible based on our assessment of each tenant’s credit-worthiness.  For the six months ended June 30, 2017 and 2016, the Company did not record any bad debt write-off.  Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Note Payable, net

The Company’s wholly owned subsidiary, Hartman Village Pointe, LLC, is a party to a $3,525,000, three-year mortgage loan agreement with a bank.  The mortgage loan is secured by the Village Pointe property.  Unamortized deferred loan costs at the time of the acquisition, on February 8, 2017, of Hartman Village Pointe, LLC were $65,195.  The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is December 14, 2019.  Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest.  The interest rate as at June 30, 2017 was 3.69278%.

Interest expense for the three months ended June 30, 2017 and 2016 was $37,558 and $0, respectively, including $5,588 and $0 of deferred loan cost amortization. Interest expense for the six months ended June 30, 2017 and 2016 was $66,839 and $0, respectively, including $9,313 and $0 of deferred loan cost amortization.   Unamortized deferred loan costs were $55,882 and $67,058 as of June 30, 2017 and December 31, 2016, respectively.  Interest expense of $5,461 and $0 was payable as of June 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 7 — Related Party Arrangements

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

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.  In addition, in exchange for $1,000, the OP has issued the Advisor a separate, special limited partnership interest, in the form of Special Limited Partnership Interests.  See Note 11 (“Special Limited Partnership Interest”) below.

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

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor.  No debt financing fees were earned by Advisor for the three and six months ended June 30, 2017 and 2016.

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

For the three months ended June 30, 2017 and 2016, the Company incurred property management fees and reimbursable costs of $7,006 and $0 payable to the Property Manager and asset management fees of $13,219 and $0 payable to the Advisor. For the six months ended June 30, 2017 and 2016, the Company incurred property management fees and reimbursable costs of $12,534 and $0 payable to the Property Manager and asset management fees of $23,794 and $0 payable to the Advisor.

As of June 30, 2017, the Company had $700,290 due to the Advisor and $279,236 due from Hartman Short Term Income Properties XX, Inc. and $9,240 due from other Hartman affiliates.  As of December 31, 2016, the Company had $19,107 due to the Advisor.

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $2,265,000 for the purchase of 250,119 Class A common shares in the Company. As of June 30, 2017, Mr. Cardwell and his affiliates owned approximately 21% of the company’s outstanding stock.

Note 8 — Earnings (Loss) Per Share

       Basic earnings (loss) per share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$ (807,406)	$ -	$ (768,890)	$ -
Denominator:
Weighted average common shares outstanding	715,291	-	609,423	-

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (1.13)	$ -	$ (1.26)	$ -

Note 9 – Stockholders’ Equity

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and six months ended June 30, 2017 and 2016, the Company granted 0 shares of restricted common stock to independent directors as compensation for services.  The Company recognized $0 stock-based compensation expense for the three and six months ended June 30, 2017 and 2016.

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distribution per Common Share	Total Distributions Paid
2017
2nd Quarter	$ 0.1875	$ 75,406
1st Quarter	0.1875	45,961
Total	$ 0.3750	$ 121,367

2016
4th Quarter	$ 0.1875	$ -
3rd Quarter	0.00	-
2nd Quarter	0.00	-
1st Quarter	0.00	-
Total	$ 0.1875	$ -

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recognized stock based compensation expenses of $0 with respect to the independent director compensation for the three and six months ended June 30, 2017 and 2016.

Note 11 — Special Limited Partnership Interest

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

Note 12 – Commitments and Contingencies

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

All forward-looking statements included in this Quarterly Report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 10, 2017.

Overview

We were formed as a Maryland corporation on September 3, 2015 to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties, located primarily in Texas. We intend to acquire properties in which there is a significant potential for growth in income and value from re-tenanting, repositioning, redevelopment, and operational enhancements. We believe that real estate, and in particular commercial real estate, provides an excellent investment for those investors looking for diversification, income and wealth preservation and growth in their portfolio. We believe that we have significant experience in acquiring and managing these types of properties, largely through our relationships with our sponsor and other affiliates.

On June 24, 2016, our registration statement on Form S-11, registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC, and we commenced our initial public offering. On January 9, 2017, we amended our charter to (i) designate our authorized shares of common stock as Class A shares of common stock and Class T shares of common stock and (ii) convert each share of our common stock outstanding as of date of the amendment to our charter into a share of our Class A common stock.  On February 6, 2017, our amended registration statement on Form S-11, providing for our public offering of up to $269,000,000 in Class A shares of our common stock and Class T shares of our common stock, was declared effective by the SEC and we commenced offering Class A and Class T shares of our common stock.

In our initial public offering, we are offering up to $250,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $19,000,000 in Class A and Class T shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

We are offering Class A shares of our common stock to the public at an initial price of $10.00 per share and to our stockholders pursuant to our distribution reinvestment plan at an initial price of $9.50 per share.

We are offering Class T shares of our common stock to the public at an initial price of $9.60 per share and to our stockholders pursuant to our distribution reinvestment plan at an initial price of $9.12 per share.

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

As of June 30, 2017, we had accepted subscriptions for, and issued 1,109,246 shares of our Class A common stock, including 6,052 shares issued pursuant to our distribution reinvestment plan, and 43,102 shares of our Class T common stock in our initial public offering, including 171 shares issued pursuant to our distribution reinvestment plan resulting in gross offering proceeds of $11,063,532. As of June 30, 2017, $238,995,522 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2018, provided that we may extend the offering period until June 24, 2019 (three years from the date of the commencement of our initial public offering) unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

Hartman XXI Advisors, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions.  Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business is conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership, which we refer to as our operating partnership. We are the sole general partner of our operating partnership and Hartman vREIT XXI Holdings LLC, and Hartman vREIT XXI SLP, LLC, affiliates of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, which classification could result in our operating partnership being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

Our Real Estate Investments

As of June 30, 2017, our investments in real estate assets consist of (i) a retail shopping center located in San Antonio, Texas commonly known as Village Pointe, or the Village Pointe Property and (ii) a 30% ownership interest in a joint venture that owns a 19-story suburban office building comprising approximately 366,549 square feet located in Dallas, Texas which we refer to as the Three Forest Property.

Village Pointe Property

As of June 30, 2017, the Village Pointe Property was 92% occupied by 11 tenants.  Annual base rental income for the Village Pointe Property is $666,997.  The average annual base rent per occupied square foot is $12.30 and the average annual effective rent per occupied square foot is $12.99.

Three Forest Property

On April 11, 2017, we entered into a membership interest purchase agreement with Hartman XX Limited Partnership, or Hartman XX LP, the operating partnership of Hartman Short Term Income Properties XX, Inc., an affiliate.  Pursuant to the terms of a membership interest purchase agreement we may acquire up to $10,000,000 of Hartman XX LP’s equity ownership interest in Hartman Three Forest Plaza, LLC, or Three Forest Plaza LLC, which owns the Three Forest Property.

As of June 30, 2017, we acquired an approximately 30% equity interest in Three Forest Plaza LLC from Hartman XX LP for $5,450,000.  On July 19, 2017, we acquired an additional 6% equity interest in Three Forest Plaza LLC from Hartman XX LP for $1,000,000 bringing our total equity ownership interest in Three Forest Plaza LLC to approximately 36%.

As of June 30, 2017, the Three Forest Property was 79% occupied by 44 tenants, including three roof-top tenants.  Annual base rental income for the Three Forest Property is $5,130,000.  The average annual base rent per occupied square foot is $17.76 and the average annual effective rent per occupied square foot is $17.80.

Equity in earnings of the unconsolidated joint venture were $43,422 and $0 for the three months ended June 30, 2017 and 2016, respectively, and $51,821 and $0 for the six months ended June 30, 2017 and 2016, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as set forth in the Annual Report for the year ended December 31, 2016.  See  Note 2 to our consolidated financial statements in this Quarterly Report for a discussion of our currently adopted accounting policies.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2017 versus June 30, 2016.

As of June 30, 2017, we owned the Village Pointe Property, a commercial property located in San Antonio, Texas and a 30% joint venture interest the Three Forest Property, in an office building located in Dallas, Texas.    As of June 30, 2016, we owned no commercial properties.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended June 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $244,024 and $0, respectively. For the six months ended June 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $419,128 and $0, respectively.  The increase in total rental revenues and tenant reimbursements was primarily due to the fact that we did not own any property as of June 30, 2016, as compared to the one property we owned as of June 30, 2017.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees.  For the three months ended June 30, 2017 and 2016, we had operating expenses of $105,659 and $0 respectively.  For the six months ended June 30, 2017 and 2016 we had operating expenses of $172,227 and $0 respectively.  The increase in operating expenses is primarily due to the fact that we did not own any property as of June 30, 2016, as compared to the one property we owned as of June 30, 2017.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees to our advisor were $13,219 and $0 for the three months ended June 30, 2017 and 2016, respectively. Asset management fees were $23,794 and $0 for the six months ended June 30, 2017 and 2016, respectively.   The increase in asset management fees is attributable to the one property we acquired on February 8, 2017. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the three months ended June 30, 2017 and 2016 we incurred $7,006 and $0, respectively, for property management fees and $0 and $0, respectively, for leasing commissions. For the six months ended June 30, 2017 and 2016 we incurred $12,534 and $0, respectively, for property management fees and $0 and $0, respectively, for leasing commissions.

Real estate taxes and insurance – Real estate taxes and insurance were $38,572 and $0 for the three months ended June 30, 2017 and 2016, respectively. Real estate taxes and insurance were $69,864 and $0 for the six months ended June 30, 2017 and 2016, respectively. The increase in cost is owing to the one property we acquired in the six months ended June 30, 2017 and the fact that we owned no properties during the six months ended June 30, 2016.

Depreciation and amortization – Depreciation and amortization were $46,398 and $0 for the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization were $66,414 and $0 for the six months ended June 30, 2017 and 2016, respectively. The increase in cost is owing to the one property we acquired in the six months ended June 30, 2017 and the fact that we owned no properties during the six months ended June 30, 2016.

General and administrative expenses - General and administrative expenses were $56,259 and $0 for the three months ended June 30, 2017 and 2016, respectively. General and administrative expenses were $77,788 and $0 for the six months ended June 30, 2017 and 2016, respectively.   General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in cost is from owning one property during the six months ended June 30, 2017 and the fact that we owned no properties during the six months ended June 30, 2016.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs – Effective December 31, 2016, the advisory agreement between us and our Advisor was amended to provide that our liability to our Advisor for reimbursement of organization and offering costs incurred by our advisor prior to completion of the minimum offering, shall not be reimbursable to our Advisor until we are in receipt of gross offering proceeds in our initial public offering of at least $10,000,000.  During the three months ended June 30, 2017, total gross offering proceeds received in our initial public offering exceeded $10,000,000.  As of June 30, 2017, total organization and offering costs incurred were $908,888 including $881,346 of organization and offering costs incurred by our Advisor. The Advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering. Any such reimbursement will not exceed the actual costs and expenses incurred by Advisor.  When recorded by us, organization costs are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from the gross proceeds of the Offering.

For the three months ended June 30, 2017, we recognized $848,978 of organization and offering costs, including $821,526 incurred by our Advisor.  Total organization and offering costs recorded as expense were $848,978 and $0 for the three and six months ended June 30, 2017 and 2016, respectively.

Net loss – We generated a net loss of ($807,406) and $0 for the three months ended June 30, 2017 and 2016, respectively and net loss of ($768,890) and $0 for the six months ended June 30, 2017 and 2016, respectively.  Net loss for the six months ended June 30, 2017 is primarily attributable to offering and organization costs, including $848,978 which we became liable for in the six months ended June 30, 2017.  We owned no properties in the six months ended June 30, 2016.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$ (807,406)	$ -	$ (768,890)	$ -
Depreciation and amortization	46,398	-	66,414	-
Funds from operations (FFO)	(761,008)	-	(702,476)	-
Organization and offering costs	848,978	-	848,978	-
Modified funds from operations (MFFO)	$ 87,970	$ -	$ 146,502	$ -

Distributions

The following table summarizes the distributions we declared in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month we first declared distributions) through June 30, 2017:

Period	Cash (1)	Stock (2)	Total
Period From inception to December 31, 2015	$ -	$ -	$ -
First, second, third Quarters 2016	-	-	-
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Total	$ 113,190	$ 123,908	$ 237,098

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the six months ended June 30, 2017, we declared aggregate distributions of $228,751 including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $338,305, out net loss was $768,890 and our FFO was ($702,476). For the six months ended June 30, 2017, 100% of cash distributions were paid from cash provided by offering proceeds.  For the six months ended June 30, 2016, we declared aggregate distributions of $0, including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the period from our inception to June 30, 2017, net cash used in operating activities was $346,272 our net loss was $817,127 and our FFO was ($750,713).  For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

As of June 30, 2017, we had accepted subscriptions for, and issued 1,109,246 shares of our Class A common stock, including 6,052 shares issued pursuant to our distribution reinvestment plan, and 43,102 shares of our Class T common stock in our initial public offering, including 171 shares issued pursuant to our distribution reinvestment plan resulting in gross offering proceeds of $11,063,532.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of June 30, 2017, our outstanding secured debt is $3,525,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of June 30, 2017 we had continuing operations from one commercial real estate property and an investment in an unconsolidated real estate joint venture.  During the six months ended June 30, 2017, net cash used in operating activities was $338,305 versus $0 net cash used in operating activities for the six months ended June 30, 2016. We expect cash flows from operating activities to increase in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was $7,677,080 versus $0 for the six months ended June 30, 2016 and consisted of $12,600 of additions to real estate, $5,450,000 investment in an unconsolidated real estate joint venture and $2,214,480 cash used for the investment in Village Pointe.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the six months ended June 30, 2017 and 2016, respectively, was $8,819,649 and $0 and consisted of the following:

•

$9,711,141 of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $803,358;

•

$770 of net cash provided by the change in escrowed investor proceeds; and

•

$88,904 of cash distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2017, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2017, we had a note payable totaling an aggregate principal amount of $3,525,000. For more information on our outstanding indebtedness, see Note 6 (Note Payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of June 30, 2017:

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations (1)	$ 3,525,000 3,525,000	$ -	$ 3,525,000	$ -	$ -
Interest payments on outstanding debt obligations(2)	330,128	66,170	263,958	-	-
Purchase obligations(3)	-	-	-	-	-
Total	$ 3,855,128	$ 66,170 66,170,355	$ 3,788,958	$ -	$ -

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amount and projected rate of 3.69% on the floating monthly Libor rate.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2017.

Off-Balance Sheet Arrangements

     As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Based on preliminary assessments, we do not expect the adoption of any recently issued but not yet effective or early-adopted accounting standards to have a material effect on our consolidated financial position or our consolidated results of operations. See Note 2 to the consolidated financial statements included in this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six months ended June 30, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

During the three months ended June 30, 2017, we did not make any purchases of our equity securities, pursuant to our share redemption program or otherwise.

On June 24, 2016, our Registration Statement on Form S-11 (File No. 333-207711), registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC under the Securities Act and we commenced our initial public offering. On January 9, 2017, we amended our articles of amendment and restatement, or our charter, to (i) designate our authorized shares of common stock as Class A shares of common stock and Class T shares of common stock and (ii) convert each share of our common stock outstanding as of date of the amendment to our charter into a share of our Class A common stock. On February 6, 2017, our amended registration statement on Form S-11 (File No. 333-207711), registering our public offering of up to $269,000,000 in shares of our Class A common stock and Class T common stock, was declared effective by the SEC and we commenced offering shares of our Class A and Class T common stock in our initial public offering.

We are offering up to $250,000,000 in any combination of shares of our Class A and Class T common stock to the public and up to $19,000,000 in shares of our Class A and Class T common stock to our stockholders pursuant to our distribution reinvestment plan.

From our inception through June 30, 2017, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 814,302	Actual
Finders’ fees		—
Expenses paid to or for underwriters		—
Other organization and offering costs	848,978	Actual
Total expenses	$ 1,663,280

As of June 30, 2017, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $9,400,252.  For the period from inception through June 30, 2017, the ratio of the cost of raising capital to capital raised was approximately 15%.

We intend to use substantially all of the available net proceeds from our public offering to continue to invest in a portfolio of real properties.  As of June 30, 2017, we had used $3,775,000 of the net proceeds from our public offering, plus debt financing, to purchase our initial commercial property and we had used $5,450,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

10.2

Membership Interest Purchase agreement dated April 11, 2017 by and between Hartman XX Limited Partnership and Hartman vREIT XXI, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2017)

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

August 14, 2017

By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:

August 14, 2017

By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)