Form 10-Q
period 2017-11-14
Hartman vREIT XXI, Inc.
filed 2017-11-14
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q

____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 1,644,615 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Real estate assets, at cost	$ 7,257,174	$ -
Accumulated depreciation and amortization	(112,685)	-
Real estate assets, net	7,144,489	-

Cash and cash equivalents	2,152,430	97,810
Investment in unconsolidated joint venture	6,831,800	1,376,439
Escrowed investor proceeds	282,050	320,775
Lease Commissions, net	20,730	-
Accrued rent and accounts receivable, net	27,904	-
Prepaid expenses and other assets	50,285	-
Due from related parties	440,768	-
Total assets	$ 16,950,456	$ 1,795,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Note payable, net	$ 3,474,707	$ -
Accounts payable and accrued expenses	329,511	57,240
Due to related parties	-	19,107
Subscriptions for common stock	282,045	320,000
Tenants' security deposits	52,208	-
Total liabilities	4,138,471	396,347

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 1,505,454 and 160,775 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	15,055	1,608
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 65,348 shares and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	653	-
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	-	-
Additional paid-in capital	13,986,596	1,452,653
Accumulated distributions and net loss	(1,191,319)	(56,584)
Total stockholders' equity	12,810,985	1,397,677

Total liabilities and equity	$ 16,950,456	$ 1,795,024

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenues	$ 183,067	$ -	$ 472,308	$ -
Tenant reimbursements and other revenues	64,917	-	194,805	-
Total revenues	247,984	-	667,113	-

Expenses
Property operating expenses	40,964	-	119,533	-
Asset management fees	13,219	-	37,013	-
Organization and offering costs	23,462	-	872,440	-
Real estate taxes and insurance	38,593	-	108,457	-
Depreciation and amortization	46,271	-	112,685	-
General and administrative	35,301	-	113,089	-
Interest expense	39,625	-	106,464	-
Total expenses	237,435	-	1,469,681	-

Income (loss) from operations	10,549	-	(802,568)	-
Equity in earnings of unconsolidated subsidiary	88,378	-	140,199	-
Less net income attributable to non-controlling interest	-	-	(5,400)	-
Loss on remeasurement	-	-	(2,194)	-
Net income (loss) attributable to Hartman vREIT XXI	$ 98,927	$ -	$ (669,963)	$ -

Basic and diluted net loss per common share:
Net income (loss) attributable to common stockholders per share	$ 0.07	$ -	$ (0.78)	$ -
Weighted average number of common shares outstanding, basic and diluted	1,337,964	22,100	854,265	22,100

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2016	160,775	$ 1,608	$ 1,452,653	$ (56,584)	$ 1,397,677
Issuance of common shares	1,410,027	14,100	13,736,298	-	13,750,398
Selling commissions	-	-	(1,202,355)	-	(1,202,355)
Dividends and distributions (stock based)	-	-	-	(252,458)	(252,458)
Dividends and distributions (cash based)	-	-	-	(212,314)	(212,314)
Net loss (including net income attributable to non-controlling interest of $5,400)	-	-	-	(669,963)	(669,963)
Balance at September 30, 2017	1,570,802	$ 15,708	$ 13,986,596	$ (1,191,319)	$ 12,810,985
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (669,963)	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18,750	-
Depreciation and amortization	112,685	-
Deferred loan and leasing commission cost amortization	16,074	-
Equity in earnings of unconsolidated joint venture	(140,199)	-
Loss on re-measurement	2,194	-
Bad debt provision	13,605	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(31,048)	-
Deferred leasing commissions	(21,903)	-
Prepaid expenses and other assets	(45,401)	-
Accounts payable and accrued expenses	140,840	-
Due from related parties	(547,633)	-
Net cash used in operating activities	(1,151,999)	-

Cash flows from investing activities:
Additions to real estate	(27,423)	-
Investment in formerly unconsolidated joint venture	(2,214,480)	-
Investment in unconsolidated joint venture	(6,700,000)	-
Net cash used in investing activities	(8,941,903)	-

Cash flows from financing activities:
Distributions paid in cash	(194,058)	-
Payment of selling commissions	(1,202,355)	-
Escrowed investor proceeds	38,725	(11,000)
Subscriptions for common stock	(37,955)	11,000
Proceeds from issuance of common stock	13,544,165	-
Net cash provided by financing activities	12,148,522	-

Net change in cash and cash equivalents	2,054,620	-
Cash and cash equivalents at the beginning of period	97,810	201,005
Cash and cash equivalents at the end of period	$ 2,152,430	$ 201,005

Supplemental cash flow information:
Cash paid for interest	$ 84,157	$ -
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$ 46,225	$ -
Distributions paid in stock	$ 206,233	$ -

Village Pointe Assets/ Liabilities:
Real estate	$ 7,050,000	$ -
Note payable, net	$ (3,459,805)	$ -
Net other assets and liabilities	$ 171,635	$ -

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

Effective June 24, 2016, the Company commenced its initial public offering of up to a maximum of $250,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share, with discounts available to certain purchasers, and up to $19,000,000 in shares of its common stock to its stockholders pursuant to its distribution reinvestment plan at $9.50 per share.

On February 6, 2017, the Company amended its registration statement on Form S-11, providing for its public offering of up to $269,000,000 in shares of Class A common stock and Class T common stock, was declared effective by the SEC and the Company commenced offering shares of its Class A and Class T common stock.  In its initial public offering, the Company is offering to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

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

As of September 30, 2017, we had accepted subscriptions for, and issued 1,480,854 shares of our Class A common stock, including 10,369 shares issued pursuant to our distribution reinvestment plan, and 65,348 shares of our Class T common stock in our initial public offering, including 310 shares issued pursuant to our distribution reinvestment plan resulting in gross offering proceeds of $15,004,383.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2016 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2017, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2017, and the results of its consolidated operations for the three and nine months ended September 30, 2017 and 2016, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016.  The results of the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of September 30, 2017 and December 31, 2016 consisted of demand deposits at commercial banks.

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

Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purpose of this calculation. Accrued rents are included in accrued rent and accounts receivable, net.  In accordance with Accounting Standards Codification (“ASC”) 605-10-S99, "Revenue Recognition,” the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Cost recoveries from tenants are included in tenant reimbursement and other revenues in the period the related costs are incurred.

Investment in Unconsolidated Joint Venture

The Company’s investment in unconsolidated joint venture in Hartman Village Pointe was accounted for under the equity method at December 31, 2016. Effective February 8, 2017, the Company owns all of Hartman Village Pointe.

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC.  As of September 30, 2017, the Company has acquired an approximate 37.6% equity interest in Hartman Three Forest Plaza LLC for $6,700,000.  On October 19, 2017, the Company acquired an additional 11.2% equity interest for $2,000,000 bringing its total equity interest to approximately 48.8%.

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

The Company has early adopted Accounting Standards Update, or ASU, No. 2017-01, “Clarifying the Definition of a Business.”  In accordance with the guidance provided by this accounting pronouncement, provided that the acquisition of real estate is determined to be the acquisition of an asset versus the acquisition of a business, the allocation of purchase price will not include an allocation to intangible assets, in particular in-place lease value.  Further, the Company will capitalize acquisition fees and expenses associated with real estate asset acquisitions versus recording such fees as an expense in the period incurred in connection with the acquisition of a business.  The effect of adoption in the accompanying consolidated financial statements, is that the acquisition fee payable to advisor in the amount of $33,750 for the year ended December 31, 2016 and $142,500 for the nine months ended September 30, 2017, which would have been expensed if the acquisition of the Company’s joint venture investment and subsequent purchase of the equity interest of the former joint venture partner were considered an acquisition of a business, have been capitalized and added to the unconsolidated joint venture investment and real estate assets at cost as of December 31, 2016 and September 30, 2017, respectively.

Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of  September 30, 2017.

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

Organization and Offering Costs

Prior to achieving the minimum offering amount of $1,000,000, organization and offering costs of the Company were incurred by Advisor on behalf of the Company.  Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.  Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the release to the Company of all subscription proceeds held in escrow, the Company would be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  Effective December 31, 2016, the advisory agreement between the Company and the Advisor was amended to provide that the liability of the Company to the Advisor for reimbursement of offering and organization costs of the Company incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to the Advisor until the Company’s receipt of gross offering proceeds in its initial public offering is at least $10,000,000. As of September 30, 2017, the Company has received $15,004,383 in gross offering proceeds.

As of September 30, 2017, total organization and offering costs incurred for the offering amounted to $928,357 of which the Advisor has incurred organization and offering costs of $877,443 on behalf of the Company.  The Advisor has been reimbursed $824,514 for organization and offering costs which is limited to the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) not exceeding 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.

Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.

For the three and nine months ended September 30, 2017 and 2016, such costs totaled $23,462 and $0 and $872,440 and $0, respectively.

Advertising

       The Company expenses advertising costs as incurred and such costs are included in general and administrative expenses in the accompanying consolidated statements of operations.  Advertising costs totaled $793 and $0 for the three months ended September 30, 2017 and 2016, respectively. Advertising costs totaled $5,527 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

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

For the three months ended September 30, 2017 and 2016, the Company had net income of $98,927 and $0, respectively.  For the nine months ended September 30, 2017 and 2016, the Company incurred a net loss of $669,963 and $0, respectively.  The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of September 30, 2017 and December 31, 2016, respectively.

Earnings Per Share

The computations of basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three and nine months ended September 30, 2017 and 2016, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 because no shares are issuable.

Concentration of Risk

       The Company maintains cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues.  The following four individual tenants of the Village Pointe property each represent more than 10% of total rental revenues for the nine months ended September 30, 2017:

Tenant Name	Annualized Rental Revenue	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Mattress Firm	$ 119,915	17.3%	10/2013	2018
SA Bike World	109,918	15.9%	11/2016	2026
Top Brass, Inc.	96,034	13.9%	11/2015	2021
ABDEP, LP	81,072	11.7%	1/2015	2020
Total	$ 406,939	58.8%

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We have begun to evaluate each of our revenue streams under the new model. Based on preliminary assessments, we do not expect the adoption of ASU No. 2014-09 to have a material effect on our consolidated financial position or our consolidated results of operations.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Real Estate

The Company’s real estate assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Land	$ 1,762,500	$ -
Buildings and improvements	5,494,674	-
	7,257,174	-
Less accumulated depreciation and amortization	(112,685)	-
Total real estate assets	$ 7,144,489	$ -

Depreciation expense for the three months ended September 30, 2017 and 2016 was $46,271 and $0, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $112,685 and $0, respectively.

Acquisition fees incurred were $142,500 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets.  Asset management fees incurred were $13,219 and $0 for the three months ended September 30, 2017 and 2016, respectively and $37,013 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

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

As of December 31, 2016, the Company’s total equity investment in Hartman Village Pointe was $1,350,000, representing an approximate 35.8% membership interest.

As of January 19, 2017, the Company owned more than 50% of Hartman Village Pointe and as of that date, and from that point forward Hartman Village Pointe is included in these consolidated financial statements.

As of February 8, 2017, the Company owned 100% of Hartman Village Pointe.

The Company re-measured its interest, with a carrying value of $3,764,024 as of February 8, 2017.  The acquisition date fair value of the previous equity interest in the joint venture was $3,761,830.  The Company recognized a loss of $2,194 as a result of revaluing its prior equity interest held before the acquisition.  The loss is reflected as “loss on re-measurement” in the consolidated statements of operations.

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocations of the Company’s 2017 property acquisition as of the respective acquisition date:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2017, the Company has acquired an approximately 37.6% equity interest in Three Forest Plaza LLC for $6,700,000.  On October 19, 2017, the Company acquired an additional 11.2% equity interest for $2,000,000 bringing its total equity interest to approximately 48.8%.

Equity in earnings of the unconsolidated joint venture were $88,378 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $140,199 and $0 for the nine months ended September 30, 2017 and 2016, respectively.  Equity in earnings of unconsolidated joint venture is captioned as such in the accompanying consolidated statements of operations.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	September 30, 2017	December 31, 2016
Tenant receivables	$ 13,912	$ -
Accrued rent	27,597	-
Allowance for uncollectible accounts	(13,605)	-
Accrued rents and accounts receivable, net	$ 27,904	$ -

As of September 30, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $13,605 and $0, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended September 30, 2017 and 2016, the Company recorded bad debt expense in the amount of $8,503 and $0, respectively, and $13,605 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 — Note Payable, net

The Company’s wholly owned subsidiary, Hartman Village Pointe, LLC, is a party to a $3,525,000, three-year mortgage loan agreement with a bank.  The mortgage loan is secured by the Village Pointe property.  Unamortized deferred loan costs at the time of the acquisition, on February 8, 2017, of Hartman Village Pointe, LLC were $65,195.  The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is December 14, 2019.  Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest.  The interest rate as at September 30, 2017 was 3.9878%.

Interest expense for the three months ended September 30, 2017 and 2016 was $39,625 and $0, respectively, including $5,588 and $0 of deferred loan cost amortization. Interest expense for the nine months ended September 30, 2017 and 2016 was $106,464 and $0, respectively, including $14,901 and $0 of deferred loan cost amortization.   Unamortized deferred loan costs were $50,294 and $0 as of September 30, 2017 and December 31, 2016, respectively.  Interest expense of $6,233 and $0 was payable as of September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 7 — Related Party Arrangements

The Advisor is a wholly owned subsidiary of Hartman Advisors LLC, a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. and Subsidiaries, of which approximately 16% of the voting stock is owned by Allen R. Hartman who is the Chief Executive Officer and Chairman of the Board of Directors.

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

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor.  No debt financing fees were earned by Advisor for the three and nine months ended September 30, 2017 and 2016.

The Company pays Hartman Income REIT Management, Inc. (“HIRM”), an affiliate of the Advisor, property management fees equal to (i) 5% of the effective gross revenues of the managed properties for the management of retail centers, warehouse, industrial and flex properties and (ii) 3% or 4% of the effective gross revenues for office buildings, as applicable based upon the square footage and gross property revenues of the office buildings.  The Company pays HIRM leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property, provided that such fees will only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed.  HIRM may subcontract the performance of its property management and leasing duties to third parties and HIRM will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.  The Company reimburses the costs and expenses incurred by HIRM on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of HIRM or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific properties.  Other charges, including fees and expenses of third-party professionals and consultants, are reimbursed, subject to the limitations on fees and reimbursements contained in the Charter.

If HIRM provides construction management services related to the improvement or finishing of tenant space in the Company’s real estate properties, the Company pays HIRM a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, that the Company will only pay a construction management fee if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such construction management fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the higher of (i) the cost or (ii) the value of all real estate investments the Company acquires.

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

For the three months ended September 30, 2017 and 2016, the Company incurred property management fees and reimbursable costs of $7,128 and $0 payable to the Property Manager and asset management fees of $13,219 and $0 payable to the Advisor. For the nine months ended September 30, 2017 and 2016, the Company incurred property management fees and reimbursable costs of $14,747 and $0 payable to the Property Manager and asset management fees of $37,013 and $0 payable to the Advisor.  Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations.  Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

As of September 30, 2017, the Company had $160,815 due from the Advisor and $274,830 due from Hartman Short Term Income Properties XX, Inc. and $5,123 due from other Hartman affiliates.  As of December 31, 2016, the Company had $19,107 due to the Advisor.

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $2,265,000 for the purchase of 250,119 Class A common shares in the Company. As of September 30, 2017, Mr. Cardwell and his affiliates owned approximately 16% of the Company’s outstanding stock.

Note 8 — Earnings (Loss) Per Share

       Basic earnings (loss) per share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$ 98,927	$ -	$ (669,963)	$ -
Denominator:
Weighted average common shares outstanding	976,949	22,100	854,265	22,100

Basic and diluted loss per common share:
Net income (loss) attributable to common stockholders	$ 0.07	$ -	$ (0.78)	$ -

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the three and nine months ended September 30, 2017 and 2016, the Company granted 1,875 and 0 shares, respectively, of restricted common stock to independent directors as compensation for services.  The Company recognized $18,750 and $0, respectively, stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016.

Distributions

The following table reflects the total distributions the Company has paid, including the total amount paid and amount paid per common share, in each indicated quarter:

Quarter Paid	Distribution per Common Share	Total Distributions Paid
2017
3rd Quarter	$ 0.1875	$ 208,604
2nd Quarter	0.1875	123,666
1st Quarter	0.1875	64,021
Total	$ 0.5625	$ 396,291

2016
4th Quarter	$ 0.1875	$ -
3rd Quarter	0.00	-
2nd Quarter	0.00	-
1st Quarter	0.00	-
Total	$ 0.1875	$ -

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recognized stock based compensation expenses of $18,750 and $0, respectively, with respect to the independent director compensation for the three and nine months ended September 30, 2017 and 2016.

Note 11 — Special Limited Partnership Interest

Pursuant to the limited partnership agreement for the OP, SLP LLC, the holder of the Special Limited Partnership Interest, will be entitled to receive distributions equal to 15.0% of the OP’s net sales proceeds from the disposition of assets, but only after the Company’s stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the holder of the Special Limited Partnership Interest is entitled to receive a payment upon the redemption of the Special Limited Partnership Interests. Pursuant to the limited partnership agreement for the OP, the Special Limited Partnership Interests will be redeemed upon: (1) the listing of the Company’s common stock on a national securities exchange; (2) the occurrence of certain events that result in the termination or non-renewal of the Company’s advisory agreement with the Advisor (“Advisory Agreement”) other than by the Company for “cause” (as defined in the Advisory Agreement); or (3) the termination of the Advisory Agreement by the Company for cause. In the event of the listing of the Company’s shares of common stock or a termination of the Advisory Agreement other than by the Company for cause, the Special Limited Partnership Interests will be redeemed for an aggregate amount equal to the amount that the holder of the Special Limited Partnership Interests would have been entitled to receive, as described above, if the OP had disposed of all of its assets at their fair market value and all liabilities of the OP had been satisfied in full according to their terms as of the date of the event triggering the redemption. Payment of the redemption price to the holder of the Special Limited Partnership Interests will be paid, at the holder’s discretion, in the form of (i) limited partnership interests in the OP, (ii) shares of the Company’s common stock, or (iii) a non-interest bearing promissory note. If the event triggering the redemption is a listing of the Company’s shares on a national securities exchange only, the fair market value of the assets of the OP will be calculated taking into account the average share price of the Company’s shares for a specified period. If the event triggering the redemption is an underwritten public offering of the Company’s shares, the fair market value will take into account the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event of the redemption is the termination or non-renewal of the Advisory Agreement other than by the Company for cause for any other reason, the fair market value of the assets of the OP will be calculated based on an appraisal or valuation of the Company’s assets. In the event of the termination or non-renewal of the Advisory Agreement by the Company for cause, all of the Special Limited Partnership Interests will be redeemed by the OP for the aggregate price of $1.

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

Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third-party appraisers or qualified independent valuation experts.

As of September 30, 2017, we had accepted subscriptions for, and issued 1,480,854 shares of our Class A common stock, including 10,369 shares issued pursuant to our distribution reinvestment plan, and 65,348 shares of our Class T common stock in our initial public offering, including 310 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $15,004,383. As of September 30, 2017, $235,101,329 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2018, provided that we may extend the offering period until June 24, 2019 (three years from the date of the commencement of our initial public offering) unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Our Real Estate Investments

As of September 30, 2017, our investments in real estate assets consist of (i) a retail shopping center located in San Antonio, Texas commonly known as Village Pointe, which we refer to as the Village Pointe Property and (ii) a 37.6% ownership interest in a joint venture which owns a 19-story suburban office building comprising approximately 366,549 square feet located in Dallas, Texas which we refer to as the Three Forest Property.

Village Pointe Property

As of September 30, 2017, the Village Pointe Property was 96% occupied by 12 tenants.  Annual base rental income for the Village Pointe Property is $692,798.  The average annual base rent per occupied square foot is $12.56 and the average annual effective rent per occupied square foot is $13.50.

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

As of September 30, 2017, we acquired an approximately 37.6% equity interest in Three Forest Plaza LLC from Hartman XX LP for an aggregate purchase price of $6,700,000.  On October 19, 2017, we acquired an additional 11.2% equity interest in Three Forest Plaza LLC from Hartman XX LP for $2,000,000 bringing our total equity ownership interest in Three Forest Plaza LLC to approximately 48.8%.

As of September 30, 2017, the Three Forest Property was 79% occupied by 44 tenants, including three roof-top tenants.  Annual base rental income for the Three Forest Property is $5,046,598.  The average annual base rent per occupied square foot is $17.36 and the average annual effective rent per occupied square foot is $17.41.

Equity in earnings of the unconsolidated joint venture were $88,378 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $140,199 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2017 versus September 30, 2016.

As of September 30, 2017, we owned the Village Pointe Property, a commercial property located in San Antonio, Texas and a 37.6% joint venture interest the Three Forest Property, in an office building located in Dallas, Texas.  As of September 30, 2016, we owned no properties.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  For the three months ended September 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $247,984 and $0, respectively. For the nine months ended September 30, 2017 and 2016 we had total rental revenues and tenant reimbursements of $667,113 and $0, respectively.  The increase in total rental revenues and tenant reimbursements was primarily due to the fact that we did not own any properties as of September 30, 2016, as compared to the one property we owned as of September 30, 2017.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees.  For the three months ended September 30, 2017 and 2016, we had operating expenses of $92,776 and $0 respectively.  For the nine months ended September 30, 2017 and 2016 we had operating expenses of $265,003 and $0 respectively.  The increase in operating expenses is primarily due to the fact that we did not own any properties as of September 30, 2016, as compared to the one property we owned as of September 30, 2017.

 Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company.  Asset management fees to our advisor were $13,219 and $0 for the three months ended September 30, 2017 and 2016, respectively. Asset management fees were $37,013 and $0 for the nine months ended September 30, 2017 and 2016, respectively.   The increase in asset management fees is attributable to the one property we acquired on February 8, 2017. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties.  For the three months ended September 30, 2017 and 2016, we incurred $7,128 and $0, respectively, for property management fees and $21,903 and $0, respectively, for leasing commissions. For the nine months ended September 30, 2017 and 2016 we incurred $14,747 and $0, respectively, for property management fees and $21,903 and $0, respectively, for leasing commissions.

Real estate taxes and insurance – Real estate taxes and insurance were $38,593 and $0 for the three months ended September 30, 2017 and 2016, respectively. Real estate taxes and insurance were $108,457 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The increase in cost is due to the one property we acquired on February 8, 2017 and the fact that we owned no properties during the three and nine months ended September 30, 2016.

Depreciation and amortization – Depreciation and amortization were $46,271 and $0 for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization were $112,685 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The increase in cost is due to the one property we acquired on February 8, 2017 and the fact that we owned no properties during the three and nine months ended September 30, 2016.

General and administrative expenses - General and administrative expenses were $35,301 and $0 for the three months ended September 30, 2017 and 2016, respectively. General and administrative expenses were $113,089 and $0 for the nine months ended September 30, 2017 and 2016, respectively.   General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director compensation. The increase in cost is from owning one property during the nine months ended September 30, 2017 and the fact that we owned no properties during the nine months ended September 30, 2016.  We expect general and administrative expenses to increase only modestly in future periods as we acquire additional real estate and real estate related assets.  We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs – Effective December 31, 2016, the advisory agreement between us and our advisor was amended to provide that we will not reimburse our advisor for organization and offering costs incurred by our advisor on our behalf until we are in receipt of gross offering proceeds in our initial public offering of at least $10,000,000.  During the three months ended June 30, 2017, total gross offering proceeds received in our initial public offering exceeded $10,000,000.  As of September 30, 2017, total organization and offering costs incurred were $928,357 including $877,443 of organization and offering costs incurred by our advisor. Our advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. Any such reimbursement will not exceed the actual costs and expenses incurred by advisor.  When recorded by us, organization costs are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.

For the three months ended September 30, 2017 and 2016, we incurred $23,462 and $0, respectively, of organization and offering costs. Total organization and offering costs recorded as expense were $872,440 and $0, including $824,514 previously advanced by our advisor, for the nine months ended September 30, 2017 and 2016, respectively.

Net income (loss) – We generated net income of $98,927 and $0 for the three months ended September 30, 2017 and 2016, respectively and a net loss of ($669,963) and $0 for the nine months ended September 30, 2017 and 2016, respectively.  Net loss for the nine months ended September 30, 2017 is primarily attributable to offering and organization costs, including costs previously advanced by our advisor which we became liable for in the nine months ended September 30, 2017.  We owned no properties during the nine months ended September 30, 2016.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended September 30, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$ 98,927	$ ––	$ (669,963)	$ ––
Depreciation and amortization	46,271	––	112,685	––
Funds from operations (FFO)	145,198	––	(557,278)	––
Organization and offering costs	23,462	––	872,440	––
Modified funds from operations (MFFO)	$ 168,660	$ ––	$ 315,162	$ ––

Distributions

The following table summarizes the distributions we declared in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month we first declared distributions) through September 30, 2017:

Period	Cash (1)	Stock (2)	Total
Period From inception to December 31, 2015	$ -	$ -	$ -
First, second, third Quarters 2016	-	-	-
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Third Quarter 2017	105,245	130,776	236,021
Total	$ 218,435	$ 254,684	$ 473,119

(1)

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid    approximately 20 days following the end of such month.

(2)

Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the nine months ended September 30, 2017, we declared aggregate distributions of $464,772 including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $1,151,999, our net loss was $669,963 and our FFO was ($557,278). For the nine months ended September 30, 2017, 100% of cash distributions were paid from cash provided by offering proceeds.  For the nine months ended September 30, 2016, we declared aggregate distributions of $0, including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the period from our inception to September 30, 2017, net cash used in operating activities was $1,144,032 our net loss was $718,200 and our FFO was ($605,515).  For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

As of September 30, 2017, we had accepted subscriptions for, and issued 1,480,854 shares of our Class A common stock, including 10,369 shares issued pursuant to our distribution reinvestment plan, and 65,348 shares of our Class T common stock in our initial public offering, including 310 shares issued pursuant to our distribution reinvestment plan, in our initial public offering, resulting in gross offering proceeds of $15,004,383.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments.  As of September 30, 2017, our outstanding secured debt is $3,525,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings.  Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of September 30, 2017 we had continuing operations from one commercial real estate property and an investment in an unconsolidated real estate joint venture.  During the nine months ended September 30, 2017, net cash used in operating activities was $1,151,999 versus $0 net cash used in operating activities for the nine months ended September 30, 2016. We expect cash flows to be provided by operating activities in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was $8,941,903 versus $0 for the nine months ended September 30, 2016 and consisted of $27,423 of additions to real estate, $6,700,000 investment in an unconsolidated real estate joint venture and $2,214,480 cash used for the investment in Village Pointe.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders.  Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016, respectively, was $12,148,522 and $0 and consisted of the following:

•

$13,544,165 of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $1,202,355;

•

$770 of net cash provided by the change in escrowed investor proceeds; and

•

$194,058 of cash distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2017, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2017, we had a note payable totaling an aggregate principal amount of $3,525,000. For more information on our outstanding indebtedness, see Note 6 (Note Payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of September 30, 2017:

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt obligations (1)	$ 3,525,000	$ -	$ 3,525,000	$ -	$ -
Interest payments on outstanding debt obligations(2)	320,578	35,533	285,045	-	-
Purchase obligations(3)	-	-	-	-	-
Total	$ 3,845,578	$ 35,533	$ 3,810,045	$ -	$ -

(1)

Amounts include principal payments only.

(2)

Projected interest payments are based on the outstanding principal amount and projected rate of 3.98% on the floating monthly Libor rate.

(3)

Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of September 30, 2017.

Off-Balance Sheet Arrangements

     As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three and nine months ended September 30, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

During the three months ended September 30, 2017, we did not make any purchases of our equity securities, pursuant to our share redemption program or otherwise.

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

From our inception through September 30, 2017, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 1,213,299	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	928,357	Actual
Total expenses	$ 2,141,656

As of September 30, 2017, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $12,862,727. For the period from inception through September 30, 2017, the ratio of the cost of raising capital to capital raised was approximately 14%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties.  As of September 30, 2017, we had used $3,775,000 of the net proceeds from our initial public offering, plus debt financing, to purchase one property and we had used $6,700,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration statement on Form S-11 (Registration No. 333-207711) filed on May 20, 2016.)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B the prospectus of the Company dated April 26, 2017)
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B the prospectus of the Company dated April 26, 2017)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN vREIT XXI, INC.

Date:

November 14, 2017

By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:

November 14, 2017

By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)