Form 10-Q/A
period 2018-04-02
Hartman vREIT XXI, Inc.
filed 2018-04-02
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q/A

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Form 10-Q for the quarterly period ended September 30, 2017 of Hartman vREIT XXI, Inc. (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2017 (the “Form 10-Q”).

The Company is filing this Amendment to republish the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2017, due to a material error related to its Equity in earnings of unconsolidated subsidiary from that previously reported. The reported amounts for the three and nine months ended September 30, 2017 were previously reported as earnings of $88,378 and $140,199, respectively, and the corrected amounts are losses of ($63,047) and ($128,250), respectively.

HARTMAN VREIT XXI, INC.
STATEMENT OF OPERATIONS - Q3 2017 REPORTING ERROR

	As Previously		As		Difference
	Reported		Corrected
	Three months ended 9/30/2017	Nine months ended 9/30/2017	Three months ended 9/30/2017	Nine months ended 9/30/2017	Three months ended 9/30/2017	Nine months ended 9/30/2017

Income (loss) from operations	$10,549	($802,568)	$10,549	($802,568)	-	-

Equity in earnings (loss of unconsolidated subsidiary	88,378	140,199	(63,047)	(128,250)	($151,425)	($268,449)

Less net income attributable to non-controlling interest	-	(5,400)	-	(5,400)	-	-

Loss on re-measurement	-	(2,194)	-	(2,194)	-	-

Net income (loss) attributable to Hartman vREIT XXI	$98,927	($669,963)	($52,498)	($938,412)	($151,425)	($268,449)

Basic and diluted net income (loss) per share:

Net income (loss) attributable to common stockholders per share	$0.07	($0.78)	($0.04)	($1.10)	($0.11)	($0.31)

Weighted average shares	1,337,964	854,265	1,337,964	854,265	-	-

The information included in this Amendment has not been updated to reflect other events occurring after the filing of the Form 10-Q or to modify or update those disclosures affected by subsequent events.  Pursuant to the rules of the SEC, this Amendment includes as exhibits currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act or 2002.

HARTMAN vREIT XXI, INC.

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Real estate assets, at cost	$ 7,257,174	$ -
Accumulated depreciation and amortization	(112,685)	-
Real estate assets, net	7,144,489	-

Cash and cash equivalents	2,152,430	97,810
Investment in unconsolidated joint venture	6,563,351	1,376,439
Escrowed investor proceeds	282,050	320,775
Lease Commissions, net	20,730	-
Accrued rent and accounts receivable, net	27,904	-
Prepaid expenses and other assets	50,285	-
Due from related parties	440,768	-
Total assets	$ 16,682,007	$ 1,795,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Note payable, net	$ 3,474,707	$ -
Accounts payable and accrued expenses	329,511	57,240
Due to related parties	-	19,107
Subscriptions for common stock	282,045	320,000
Tenants' security deposits	52,208	-
Total liabilities	4,138,471	396,347

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 1,505,454 and 160,775 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	15,055	1,608
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 65,348 shares and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	653	-
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	-	-
Additional paid-in capital	13,986,596	1,452,653
Accumulated distributions and net loss	(1,459,768)	(56,584)
Total stockholders' equity	12,542,536	1,397,677

Total liabilities and equity	$ 16,682,007	$ 1,795,024

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenues	$ 183,067	$ -	$ 472,308	$ -
Tenant reimbursements and other revenues	64,917	-	194,805	-
Total revenues	247,984	-	667,113	-

Expenses
Property operating expenses	40,964	-	119,533	-
Asset management fees	13,219	-	37,013	-
Organization and offering costs	23,462	-	872,440	-
Real estate taxes and insurance	38,593	-	108,457	-
Depreciation and amortization	46,271	-	112,685	-
General and administrative	35,301	-	113,089	-
Interest expense	39,625	-	106,464	-
Total expenses	237,435	-	1,469,681	-

Income (loss) from operations	10,549	-	(802,568)	-
Equity in net loss of unconsolidated subsidiary	(63,047)	-	(128,250)	-
Less net income attributable to non-controlling interest	-	-	(5,400)	-
Loss on remeasurement	-	-	(2,194)	-
Net loss attributable to Hartman vREIT XXI	$ (52,498)	$ -	$ (938,412)	$ -

Basic and diluted net loss per common share:
Net loss attributable to common stockholders per share	$ (0.04)	$ -	$ (1.10)	$ -
Weighted average number of common shares outstanding, basic and diluted	1,337,964	22,100	854,265	22,100

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2016	160,775	$ 1,608	$ 1,452,653	$ (56,584)	$ 1,397,677
Issuance of common shares	1,410,027	14,100	13,736,298	-	13,750,398
Selling commissions	-	-	(1,202,355)	-	(1,202,355)
Dividends and distributions (stock based)	-	-	-	(252,458)	(252,458)
Dividends and distributions (cash based)	-	-	-	(212,314)	(212,314)
Net loss (including net income attributable to non-controlling interest of $5,400)	-	-	-	(938,412)	(938,412)
Balance at September 30, 2017	1,570,802	$ 15,708	$ 13,986,596	$ (1,459,768)	$ 12,542,536
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$ (938,412)	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18,750	-
Depreciation and amortization	112,685	-
Deferred loan and leasing commission cost amortization	16,074	-
Equity in net loss of unconsolidated joint venture	128,250	-
Loss on re-measurement	2,194	-
Bad debt provision	13,605	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(31,048)	-
Deferred leasing commissions	(21,903)	-
Prepaid expenses and other assets	(45,401)	-
Accounts payable and accrued expenses	140,840	-
Due from related parties	(547,633)	-
Net cash used in operating activities	(1,151,999)	-

Cash flows from investing activities:
Additions to real estate	(27,423)	-
Investment in formerly unconsolidated joint venture	(2,214,480)	-
Investment in unconsolidated joint venture	(6,700,000)	-
Net cash used in investing activities	(8,941,903)	-

Cash flows from financing activities:
Distributions paid in cash	(194,058)	-
Payment of selling commissions	(1,202,355)	-
Escrowed investor proceeds	38,725	(11,000)
Subscriptions for common stock	(37,955)	11,000
Proceeds from issuance of common stock	13,544,165	-
Net cash provided by financing activities	12,148,522	-

Net change in cash and cash equivalents	2,054,620	-
Cash and cash equivalents at the beginning of period	97,810	201,005
Cash and cash equivalents at the end of period	$ 2,152,430	$ 201,005

Supplemental cash flow information:
Cash paid for interest	$ 84,157	$ -
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$ 46,225	$ -
Distributions paid in stock	$ 206,233	$ -

Village Pointe Assets/ Liabilities:
Real estate	$ 7,050,000	$ -
Note payable, net	$ (3,459,805)	$ -
Net other assets and liabilities	$ 171,635	$ -

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended September 30, 2017 and 2016, the Company had a net loss of $52,498 and $0, respectively.  For the nine months ended September 30, 2017 and 2016, the Company incurred a net loss of $938,412 and $0, respectively.  The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

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

Equity in net loss of the unconsolidated joint venture was $63,047 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $128,250 and $0 for the nine months ended September 30, 2017 and 2016, respectively.  Equity in net loss of unconsolidated joint venture is captioned as such in the accompanying consolidated statements of operations.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $2,265,000 for the purchase of 250,119 Class A common shares in the Company. As of September 30, 2017, Mr. Cardwell and his affiliates owned approximately 16% of the Company’s outstanding stock.

Note 8 — Loss Per Share

       Basic and diluted loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$ (52,498)	$ -	$ (938,412)	$ -
Denominator:
Weighted average common shares outstanding	1,337,964	22,100	854,265	22,100

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (0.04)	$ -	$ (1.10)	$ -

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Equity in net loss of the unconsolidated joint venture was $63,047 and $0 for the three months ended September 30, 2017 and 2016, respectively, and $128,250 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

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

Net loss – We generated a net loss of $52,498 and $0 for the three months ended September 30, 2017 and 2016, respectively and a net loss of $938,412 and $0 for the nine months ended September 30, 2017 and 2016, respectively.  Net loss for the nine months ended September 30, 2017 is primarily attributable to offering and organization costs, including costs previously advanced by our advisor which we became liable for in the nine months ended September 30, 2017.  We owned no properties during the nine months ended September 30, 2016.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$ (52,498)	$ ––	$ (938,412)	$ ––
Depreciation and amortization (1)	46,271	––	112,685	––
Funds from operations (FFO)	(6,227)	––	(825,727)	––
Organization and offering costs	23,462	––	872,440	––
Modified funds from operations (MFFO)	$ 17,235	$ ––	$ 46,713	$ ––

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

For the nine months ended September 30, 2017, we declared aggregate distributions of $464,772 including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the same period, cash used in operating activities was $1,151,999, our net loss was $938,412 and our FFO (loss) was ($825,727). For the nine months ended September 30, 2017, 100% of cash distributions were paid from cash provided by offering proceeds.  For the nine months ended September 30, 2016, we declared aggregate distributions of $0, including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan.  During the period from our inception to September 30, 2017, net cash used in operating activities was $1,144,032 our net loss was $986,649 and our FFO (loss) was ($873,964).  For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, these disclosure controls and procedures were not effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

March 30, 2018

By: /s/ Allen R. Hartman

Allen R. Hartman,

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date:

March 30, 2018

By: /s/ Louis T. Fox, III

Louis T. Fox, III,

Chief Financial Officer,

(Principal Financial and Principal Accounting Officer)