Form 10-K
Hartman vREIT XXI, Inc.
filed 2018-04-02
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 OR
☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___ Commission File Number 333-207711

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock.  There were 1,154,848 shares of common stock held by non-affiliates as of June 30, 2017; the last business day of the registrants most recently completed second fiscal quarter.

As of March 15, 2018, there were 2,081,759 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;

●	the fact that we have a limited operating history and commenced operations on November 14, 2016;

●	our ability to effectively deploy the proceeds raised in our initial public offering;

●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

●	legislative or regulatory changes, including changes to laws governing REITS;

●	construction costs that may exceed estimates or construction delays;

●	increases in interest rates;

●	availability of credit or significant disruption in the credit markets;

●	litigation risks;

●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

●	inability to obtain new tenants upon the expiration of existing leases at our properties;

●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

●	conflicts of interest arising out of our relationship with our advisor and its affiliates;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
●	changes to generally accepted accounting principles, or GAAP.

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

As of December 31, 2017, we had accepted subscriptions for, and issued 1,776,683 shares of our Class A common stock in our initial public offering, including 36,587 shares issued pursuant to our distribution reinvestment plan, and 74,634 shares of our Class T common stock in our initial public offering, including 1,286 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $17,940,132. As of December 31, 2017, $232,419,178 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2018, provided that we may extend the offering period until June 24, 2019 (three years from the date of the commencement of our initial public offering). However, in certain states the offering may continue for only one year unless we renew the offering period for additional years. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

Hartman XXI Advisors, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions.  Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Hartman Income REIT Management, Inc., a Texas corporation, is the property manager for our real estate investments. Hartman Income REIT Management, Inc. is a wholly owned subsidiary of Hartman Income REIT, Inc., a Maryland corporation.  As of December 31, 2017, Allen R. Hartman, our Chief Executive Officer and the Chief Executive officer of our advisor, owns approximately 16% of the voting stock of Hartman Income REIT, Inc.  We refer to Hartman Income REIT Management, Inc. as our “sponsor” and “property manager.”

Substantially all of our business is conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership, which we refer to as our operating partnership. We are the sole general partner of our operating partnership and Hartman vREIT XXI Holdings LLC, and Hartman vREIT XXI SLP, LLC, affiliates of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

We intend to use the net proceeds from our initial public offering to continue to acquire commercial real properties located primarily in Texas.  For additional information, see “Investment Strategy” below.

As of December 31, 2017, our portfolio consisted of a 100% interest in a retail shopping center property located in San Antonio, Texas and a minority ownership interest in a joint venture with an affiliate which owns an office property located in Dallas, Texas. For additional information, see “Investment Portfolio” below.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057, and our main telephone number is 713-467-2222.

2017 Highlights:

During the year ended December 31, 2017, we:

•

raised $16,674,932 in gross offering proceeds in our initial public offering; including shares issued pursuant to our distribution reinvestment plan;

•

paid initial cash and stock distributions beginning in January 2017 which, if paid each day over a 365-day period, is equivalent to a 7.5% annualized distribution rate based on a purchase price of $10.00 per share of our common stock;

•

acquired a 100% interest in a retail shopping center in which we previously owned a minority joint venture interest; and

•

acquired our second real estate investment, a 48.8% joint venture interest in an office property located in Dallas, Texas.

Investment Objectives

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

Investment Portfolio

As of December 31, 2017, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property and (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property.

Village Pointe Property

The Village Pointe Property was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area.  As of December 31, 2017, the Village Pointe Property was 96% occupied by 12 tenants.  Annual base rental income for the Village Pointe Property is $696,316.  The average annual base rent per occupied square foot is $13.34 and the average annual effective rent per occupied square foot is $13.45.  Our investment in the Village Pointe Property initially consisted of a minority joint venture interest.  As of February 8, 2017, we owned a 100% in the Village Pointe Property.  As of December 31, 2017, the Village Pointe is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

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

As of December 31, 2017, we acquired an approximately 48.8% equity interest in Three Forest Plaza LLC from Hartman XX LP for an aggregate purchase price of $8,700,000.

The Three Forest Property is a 19-story suburban office building built in 1983 comprising approximately 366,549 square feet located in Dallas, Texas.  As of December 31, 2017, the Three Forest Property was 77% occupied by 43 tenants, including three roof-top tenants.  Annual base rental income for the Three Forest Property is $5,544,635.  The average annual base rent per occupied square foot is $19.59 and the average annual effective rent per occupied square foot is $20.10. As of December 31, 2017, the Three Forest Property is encumbered by a mortgage note payable with an outstanding balance of $17,828,000.

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

Regulations

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liabilities on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

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

Tax Status

We intend to qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders.  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Available Information

        We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, we file annual reports, quarterly reports and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.hartmanreits.com/hartman-vreit-xxi/sec-filings-2/. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, were our filings with the SEC are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

Item 1A.    Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. References to “shares” and “our common stock” in this Item 1A refer to the shares of our Class A and Class T common stock.

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

We commenced operations on November 14, 2016 and have a limited operating history.  We have made two investments in real estate. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our Sponsor or the parent of our Sponsor.  Our lack of an operating history increases the risk and uncertainty that you face in making an investment in our shares relative to an investment in the shares of common stock of a real estate investment trust with a substantial operating history.

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

Our organizational documents permit us to make distributions from any source. If our cash flow from operations is insufficient to cover our distributions, we expect to use the proceeds from our initial public offering, the proceeds from the issuance of securities in the future, the proceeds from borrowings or the waiver or deferral of fees otherwise owed to our advisor to pay distributions. It is likely that in our initial years of operation, any distributions declared will be paid from our offering proceeds, which would constitute a return of your capital. If we fund distributions from borrowings, sales of properties or the net proceeds from our initial public offering, we will have fewer funds available for the acquisition of assets resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to you. In addition, the value of your investment in shares of our common stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions. Further, to the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount we can fund distributions from sources other than from our current and accumulated earnings and profits.

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

D.H. Hill Securities LLP is the dealer manager for our initial public offering. The success of our initial public offering, and our ability to implement our business strategy, is dependent upon the ability of our dealer manager to build and maintain a network of broker-dealers to sell our shares. If our dealer manager is not successful in establishing, operating and managing this network of broker-dealers for our initial public offering, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, because our initial public offering is a “best efforts” offering, we may not raise proceeds in our initial public offering sufficient to meet our investment objectives.

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

We have disclosed estimated net asset values (NAVs) per share of our common stock as of December 31, 2017, The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2017 as we purchase additional assets and raise additional capital from the sale of our shares. The estimated NAV per share values that we disclose may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated.

To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our offering, pursuant to applicable FINRA rules, we will, not less frequently than annually, disclose an estimated NAVs per share of each class of our common stock, an explanation of the method by which the estimated NAVs per share were developed and the date of the data used to develop the estimated NAVs per share.  Our board of directors has established an estimated NAV per share of our Class A common stock and our Class T common stock of $11.34 and $10.94 per share, respectively, as of December 31, 2017.  The market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future as we continue to raise capital and invest in other properties. Future determinations of our estimated NAV per share are likely to vary significantly from the value established as of December 31, 2017. This approach to establishing an estimated NAV per share may bear little relationship to, and will likely exceed, what a stockholder might receive for its shares if the stockholder tried to sell them or if we liquidated our portfolio.

Although our current offering price of $10.00 per Class A share and $9.60 per Class T share represents the price at which most investors will purchase shares in our primary offering, these prices and any subsequent estimated NAVs per share we determine, are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs and distribution and shareholder servicing fees; (iii) the estimated per share value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. Our board of directors will be responsible for determining our estimated NAVs per share no less frequently than annually. To assist our board of directors in determining our estimated NAVs per share, we will obtain independent third-party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which may include an independent appraisal or valuation. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.  For additional information on the calculation of our estimated net asset value per share as of December 31, 2017, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

The value of a share of our common stock may be diluted if we pay a stock dividend.

Our board of directors has authorized and has declared regular stock dividends.  Investors who purchase shares early in our offering will receive more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

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

We will pay substantial fees and expenses to our advisor and its affiliates.  These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties, and may reduce cash available for investment.

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

Our share redemption program may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed.  We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed to no more than (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment program in the prior calendar year plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and such additional funds as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time upon 30 days’ notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination or suspension of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, they may not receive the same price they paid for any shares of our common stock being redeemed.

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

Additionally, while following such an internalization we would no longer bear the costs of the various fees and expenses we currently pay to our advisor under the advisory agreement with our advisor, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

Risks Related to Conflicts of Interest

Our advisor and its affiliates, including all of our executive officers, our affiliated directors and other key real estate professionals, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•

the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreements we expect to enter into with our property manager;

•

offerings of equity by us, which will likely entitle our advisor to increased acquisition, asset management and disposition fees;

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

Our advisor will face conflicts of interest relating to joint ventures that we may form with its affiliates; which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

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

Our executive officers and some of our director’s face conflicts of interest related to their positions with our advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to you.

Our executive officers and our affiliated directors are also executive officers, directors, managers and key professionals of our advisor and other entities affiliated with our sponsor, including Hartman Short Term Income Properties XX, Inc. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Risks Related to Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

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

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise benefit our stockholders.

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

We may issue preferred stock, convertible stock or other classes of common stock, which issuance could adversely affect the holders of our common stock.

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

Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940. Our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act of 1940, we engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our initial public offering ends.

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

We may enter into joint ventures or other co-ownership arrangements with affiliates or with third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

We expect to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, our being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•

any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•

unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•

we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and would apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective stockholders are urged to consult with their tax advisors with respect to the status of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our REIT taxable income will include our allocable share of any partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and not more than 25% of our assets may be represented by nonqualified publicly offered REIT debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

In order to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of the outstanding shares of our stock may be owned directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Our charter will prohibit beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” The constructive ownership rules under the Internal Revenue Code and our charter are complex and may cause shares of our stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.8% of the outstanding shares of our common stock or our capital stock, respectively, and thus violate the ownership limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of an ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

The ownership limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status).

We may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a

“prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividends. The more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends even taking into account the lower 37% maximum rate for ordinary income and the 20% deduction for ordinary REIT dividends received in taxable years beginning after December 31, 2017 and before January 1, 2026, which could adversely affect the value of the shares of REITs, including our common stock.

If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that the operating partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

Our TRSs are subject to special rules that may result in increased taxes.

We may conduct certain activities or invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to hotel and health care properties, a TRS may generally engage in any business, including the provision of services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.

No more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA (such as pension, stock bonus, profit-sharing or 401(k) plans), and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRAs or annuities described in Sections 408 or 408A of the Internal Revenue Code, annuities described in Sections 403(a) or (b) of the Internal Revenue Code, Archer MSAs described in Section 220(d) of the Internal Revenue Code, health savings accounts described in Section 223(d) of the Internal Revenue Code and Coverdell education savings accounts described in Section 530 of the Internal Revenue Code) whose assets are being invested in our common stock.

If you are investing the assets of such a plan or arrangement in our common stock, you should consider whether:

•

your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code applicable to your plan or arrangement, and other applicable provisions of ERISA and the Internal Revenue Code applicable to your plan or arrangement;

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

•

your investment will not produce an unacceptable amount of “unrelated business taxable income” (UBTI) for the plan or IRA;

•

you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually;

•

your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and

•

our assets will not be treated as “plan assets” of your plan or arrangement.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal (if the violation was willful) penalties and can subject the responsible fiduciaries to claims for damages or for equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved, and for IRAs or other arrangements, the tax-exempt status of the IRA or other arrangement may be lost. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. Plans that are not subject to ERISA or the prohibited transactions of the Internal Revenue Code, such as government plans or church plans, may be subject to similar requirements under state law. Such plans should satisfy themselves that the investment satisfies applicable law.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2017, our investments in real estate assets consisted of (i) a 100% ownership interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property, and (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property. For more information on our real estate investment see Item 1, “Business–Investment Portfolio.”

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 15, 2018, we had 2,081,759 shares of our common stock issued and outstanding held by a total of 444 stockholders, comprised of 1,994,048 shares of our Class A common stock held by a total of 414 stockholders and 87,711 shares of our Class T common stock held by a total of 30 stockholders. The number of stockholders is based on the records of Great Lakes Fund Solutions, Inc., which serves as our transfer agent.

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

On March 29, 2018, our board of directors determined estimated net asset values per share of our Class A and Class T common stock of $11.34 and $10.94 per share, respectively, as of December 31, 2017.  Our board of directors’ objective in determining the estimated net asset values per share was to arrive at values, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor.  However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset values per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset values per share determined by our board of directors. The estimated net asset values per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated values per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated values per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset values per share on a national securities exchange; a third party would offer the estimated net asset values per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset values per share would be acceptable to FINRA or ERISA with respect to their respective requirements.  Further, the estimated net asset values per share were calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.  For additional information on the determination of our estimated fair values per share, see our Current Report on Form 8-K filed with the SEC on March 29, 2018.

We intend to determine updated estimated fair values per share every year on or about the last day of our fiscal year or more frequently in the sole discretion of our board of directors. The market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.

Unregistered Sales of Equity Securities

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

We issued 2,500 shares of restricted Class A common stock in the aggregate to our independent directors in 2018 in fulfillment of shares granted for 2017 service on our board of directors.  We issued 2,500 shares of restricted Class A common stock to our independent directors in 2017 in fulfillment of shares granted in 2016. Shares issued to our independent directors as compensation for their service on our board of directors are issued pursuant to our independent directors’ compensation plan.

The shares of restricted stock issued to our independent directors were issued in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds from Sales of Registered Securities

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

As of December 31, 2017, we had received and accepted investors’ subscriptions for and issued 1,851,317 shares of our common stock in our initial public offering, resulting in aggregate gross offering proceeds of $17,940,132. As of March 15, 2018, we had accepted subscriptions for and issued 1,994,048 shares of our Class A common stock, including 49,270 shares of our Class A common stock issued to pursuant to our distribution reinvestment plan, and 87,711 shares of our Class T common stock, including 1,877 shares of our Class T common stock issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $20,412,052.

As of December 31, 2017, we had incurred selling commissions, dealer manager fees and distribution and shareholder servicing fee, and our advisor had incurred organization and other offering costs in our initial public offering in the amounts set forth in the table below. Our dealer manager reallowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$ 1,408,464	Actual
Finders’ fees	-	-
Expenses paid to or for underwriters	-	-
Other organization and offering costs	1,074,421	Actual
Total expenses	$ 2,482,885

We intend to use the net proceeds from our initial public offering to continue to acquire or invest in a portfolio of commercial real estate properties. As of December 31, 2017, we have invested $15,750,000, including $12,225,000 of net offering proceeds from our initial public offering, to purchase our initial investments in commercial real estate properties.

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

We did not redeem any shares of our common stock pursuant to our share redemption program during the year ended December 31, 2017.

Distribution Policy

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to annually distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP) to our stockholders. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions or nontaxable distributions. To the extent that we make distributions in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital which reduces the tax basis of each share of common stock held by a U.S. stockholder.  The amount of distributions in excess of a U.S. stockholder’s tax basis will be a taxable gain realized upon the sale of the stockholders’ shares.

On December 1, 2016, our board of directors authorized and declared the initial payment of cash and stock distributions to our Class A common stockholders.  The monthly distribution for our Class A common stockholders of record as of the close of business on each day commencing on or after December 1, 2016 is payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month.  With respect to the cash distribution, the distribution amount is calculated at a rate of $0.0015068 per Class A common share per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $10.00 per share of our Class A common stock.  With respect to the stock distribution, the distribution amount is calculated at a rate of 0.000547945 Class A common shares of our Class A common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $10.00 per share of our Class A common stock.

The monthly distribution for our Class T common stockholders of record as of the close of business on each day commencing on or after April 1, 2017 is payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month.  With respect to the cash distribution, the distribution amount is calculated at a rate of $0.0012548 per Class T common share per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $9.60 per share of our Class T common stock.  With respect to the stock distribution, the distribution amount is calculated at a rate of 0.0004548 Class T common shares of our Class T common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $9.60 per share of our Class T common stock.  The Class T common stock cash distribution rate reflects the applicable annual shareholder servicing fee for Class T common shares.

We paid our first cash and stock distributions distribution with respect to Class A common stockholders on January 20, 2017.  We did not pay any distributions, and did not issue any shares of our common stock pursuant to our distribution reinvestment plan, during the year ended December 31, 2016.

The following table reflects the total distributions the Company has paid in cash, stock and pursuant to our distribution reinvestment plan for the years ended December 31, 2017 and 2016:

Period	Cash	DRP & Stock	Total
First Quarter 2017	$ 26,621	$ 19,340	$ 45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
Total	$ 321,394	$ 368,613	$ 690,007

First Quarter 2016	$ -	$ -	$ -
Second Quarter 2016	-	-	-
Third Quarter 2016	-	-	-
Fourth Quarter 2016	-	-	-
Total	$ -	$ -	$ -

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

Item 6.    Selected Financial Data

The following selected financial data as of December 31, 2017, and 2016 and for the years ended December 31, 2017, and 2016, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data	2017	2016
Total real estate assets, at cost	$ 7,260,560	$ -
Total real estate assets, net	6,857,705	-
Total assets	$ 18,287,360	$ 1,795,024
Note payable, net	3,480,295	-
Total liabilities	3,944,224	396,347
Total special limited partnership interests	1,000	1,000
Total stockholders’ equity	$ 14,342,136	$ 1,397,677

	For the year ended December 31,
Operating Data	2017	2016
Equity in (losses) of unconsolidated joint venture	$ (270,901)	$ (7,311)
Net loss	(1,537,566)	(48,237)
Net loss per common share – basic and diluted	$ (1.44)	$ (1.44)

	For the year ended December 31,
Other Data	2017	2016
Cash flow (used in) provided by
Operating activities	$ (1,133,956)	$ 7,967
Investing activities	(11,095,289)	(1,350,000)
Financing activities	14,563,175	1,238,838
Distributions paid in cash	321,394	-
Distributions declared for common shares (1)	795,387	8,347
Weighted average number of common shares outstanding, basic and diluted	1,069,005	33,498
FFO (2)	$ (350,359)	$ (48,237)
MFFO (2)	$ 724,062	$ (48,237)

(1)

We paid our first monthly distribution payment in January 2017.  See “Distribution Policy.”

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and the accompanying consolidated financial statements of Hartman vREIT XXI, Inc. and the notes thereto included in this Annual Report. See “Cautionary Note Regarding Forward Looking Statements” preceding Part I of this Annual Report.

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

As of December 31, 2017, we had accepted subscriptions for, and issued 1,776,683 shares of our Class A common stock in our initial public offering, including 36,587 shares issued pursuant to our distribution reinvestment plan, and 74,634 shares of our Class T common stock in our initial public offering, including 1,286 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $17,940,132. As of December 31, 2017, $232,419,178 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2018, provided that we may extend the offering period until June 24, 2019 (three years from the date of the commencement of our initial public offering). However, in certain states the offering may continue for only one year unless we renew the offering period for additional years. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code beginning with our taxable year ending December 31, 2017. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied or lost.  Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

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

Market Outlook

According to the Federal Reserve Bank of Dallas, the Texas economy continues its broad expansion. Texas employment growth accelerated in the fourth quarter and was strong across most metros and industries. The Federal Reserve Bank of Dallas Texas Business Outlook Surveys (TBOS) showed notable strength in revenue and production in January, with the three-month moving averages of the headline indexes at levels well above their post recession averages. However, labor markets continue to tighten, and price pressures are mounting.

The Texas economy is benefiting from oil prices above $60 per barrel, rising exports, business optimism stemming from the new federal tax law and strength in the U.S. economy. Headwinds include uncertainty about North American Free Trade Agreement renegotiations and a tight labor supply damping the potential for even stronger economic growth going forward. Texas added jobs at a 2.4 percent rate in 2017, ranking No. 4 in the nation after falling below the national average in 2015 and 2016. The Federal Reserve Bank of Dallas forecasts 2018 job growth of 2.8 percent.

Fourth-quarter 2017 job growth in Texas was robust and far reaching—spanning all major metros and industries and indicating economic strength beyond the temporary boost from Hurricane Harvey recovery efforts.

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

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ending December 31, 2017.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP.)  REITs are subject to a number of other organizational and operational requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on its undistributed income.  Prior to qualifying to be taxed as a REIT, we will be subject to normal federal and state corporation income taxes.

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

For the year ended December 31, 2017 and 2016, we incurred a net loss of $1,537,566 and $48,237, respectively.  We do not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  We consider that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Management has reviewed our tax positions and is of the opinion that material positions taken by us would more likely than not be sustained upon examination.  Accordingly, we have not recognized a liability related to uncertain tax positions as of December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements Adopted

On January 1, 2016, the we adopted ASU (“Accounting Standards Update”) No. 2017-01, “Clarifying the Definition of a Business,” which provides guidance for determining whether an integrated set of assets and activities meets the definition of a business.  Acquisitions of integrated assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.  We believe most of our future acquisitions of operating properties will qualify as asset acquisitions.  Third party transaction costs, including acquisition fees paid to Advisor, associated with asset acquisitions will be capitalized while internal acquisition costs will continue to be expensed as incurred.  The effect of adoption of this ASU in the accompanying consolidated financial statements, is that the acquisition fee payable to Advisor in the amount of $33,750, which would have been expensed if the acquisition of the Village Pointe joint venture investment were considered a business, was capitalized and added to the unconsolidated joint venture investment as an asset acquisition as of December 31, 2016.

In October 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation.  We have adopted this guidance for all periods presented.

Recently Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We expect to adopt ASU No. 2014-09 using the modified retrospective approach.  We have evaluated the impact of the new guidance and do not expect the adoption of the guidance to be material to our financial results of operations.  Additional information about our revenue streams and other considerations are summarized below.

Rental revenues – are derived from commercial lease agreements with tenants.  Rental income from real property is specifically excluded from ASU No. 2014-09.

Tenant reimbursements and other revenue – is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance and operating expenses.  Reimbursements from real estate taxes and certain other expenses are not included within the scope of ASU No. 2014-09.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period.  ASU No. 2016-01 is effective for our fiscal year commencing on January 1, 2018.  We do not anticipate that the adoption of ASU No. 2016-01 will have a material effect on our consolidated financial position or consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for our fiscal year commencing on January 1, 2019, but early adoption is permitted.  We do not anticipate that the adoption of ASU No. 2016-02 will have a material effect on our consolidated financial position or consolidated results of operations.

 In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions.  ASU No. 2016-18 is effective for the Company’s fiscal year commencing on January 1, 2018.  The effect of this amendment is to be applied retrospectively and early adoption is permitted.  We expect to adopt ASU No. 2016-18 for our fiscal year commencing on January 1, 2018.  The adoption of ASU No. 2016-18 will not have a material effect on our consolidated financial position or our consolidated results of operations.

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

Our Real Estate Portfolio

As of December 31, 2017, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property and (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property.

Village Pointe Property

The Village Pointe Property was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area.  As of December 31, 2017, the Village Pointe Property was 96% occupied by 12 tenants.  Annual base rental income for the Village Pointe Property is $696,316.  The average annual base rent per occupied square foot is $13.34 and the average annual effective rent per occupied square foot is $13.45.  Our investment in the Village Pointe Property initially consisted of a minority joint venture interest.  As of February 8, 2017, we owned a 100% in the Village Pointe Property.  As of December 31, 2017, the Village Pointe is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

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

As of December 31, 2017, we acquired an approximately 48.8% equity interest in Three Forest Plaza LLC from Hartman XX LP for an aggregate purchase price of $8,700,000.

The Three Forest Property is a 19-story suburban office building built in 1983 comprising approximately 366,549 square feet located in Dallas, Texas.  As of December 31, 2017, the Three Forest Property was 77% occupied by 43 tenants, including three roof-top tenants.  Annual base rental income for the Three Forest Property is $5,544,635.  The average annual base rent per occupied square foot is $19.59 and the average annual effective rent per occupied square foot is $20.10.  As of December 31, 2017, the Three Forest Property is encumbered by a mortgage note payable with an outstanding balance of $17,828,000.

Results of Operations

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

During the period from September 3, 2015 (inception) to June 24, 2016, we had been formed and had commenced our initial public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments.  As a result, we had no material results of operations for that period.  We commenced real estate operations on November 14, 2016 with the acquisition of our first investment, our initial minority ownership interest in the Village Pointe Property, and subsequently acquired our second investment, a minority ownership interest in the Three Forest Property, on April 11, 2017. Our results of operations for the year ended December 31, 2017 and 2016 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  Total revenue for the year ended December 31, 2017 consists of rental revenue and tenant reimbursements of the Village Pointe Property for the period from February 8, 2017, the date we acquired 100% ownership of the property, to December 31, 2017.  We did not own any property in which we held a majority controlling interest for the year ended December 31, 2016.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); asset management fees; organization and offering expenses; real estate taxes and insurance; depreciation and amortization and general and administrative expenses.  Operating expenses for the year ended December 31, 2017 consists of operating expenses of the Village Pointe Property for the period from February 8, 2017, the date we acquired 100% ownership of the property, to December 31, 2017.  We did not own any property in which we held a majority controlling interest for the year ended December 31, 2016.

Depreciation and amortization – Depreciation and amortization expense for the year ended December 31, 2017 is depreciation and amortization expense of the Village Pointe Property for the period from February 8, 2017, the date we acquired 100% ownership of the property, to December 31, 2017.  We did not own any property in which we held a majority controlling interest for the year ended December 31, 2016.

General and administrative – General and administrative expenses were $139,402 and $40,930 for the years ended December 31, 2017 and 2016, respectively.  General and administrative expenses consist primarily of transfer agent fees, professional fees including independent director’s compensation and certain recoverable and non-recoverable property expenses.  We commenced operations in November 2016, therefore our 2016 general and administrative expenses are for an active period of less than twelve months compared to 2017 during which experienced increasing levels of operation throughout the year.

Asset acquisition fees - Acquisition fees incurred were $142,500 and $33,750 for the year ended December 30, 2017 and 2016, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets.  Asset management fees incurred were $50,231 and $0 for the year ended December 31, 2017 and 2016, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

Liquidity and Capital Resources

As of December 31, 2017, we had issued 1,776,683 shares of our Class A common stock in our initial public offering, including shares issued pursuant to our distribution reinvestment plan; and 74,634 shares of our Class T common stock in our initial public offering, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds to us of $17,940,132.

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

Cash Flows from Operating Activities

As of December 31, 2017, our investment portfolio consists of 100% interest in the Village Pointe Property and our 48.8% ownership interest in a joint venture with an affiliate in the Three Forest Property.

For the years ended December 31, 2017 and 2016, net cash (used in) provided by operating activities was ($1,133,956) and $7,967, respectively.  We expect cash flows from operating activities to increase in future periods as a result of acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

For the years ended December 31, 2017 and 2016, net cash used in investing activities was $11,095,289 and $1,350,000, respectively, and consisted primarily of cash used for the acquisitions of real estate assets and investment in real estate asset joint ventures.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our initial public offering.  Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $14,563,175 and $1,238,838, respectively, and consisted of the following:

•

$16,281,319 and $1,265,200, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $1,397,520 and $10,944, respectively;

•

($321,394) and $0, respectively, of cash distributions;

•

$770 and ($775), respectively, of net cash provided by (used in) the change in escrowed investor proceeds and subscriptions for common stock; and

•

$0 and ($14,643), respectively, due to our advisor.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2017 and 2016 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	December 31,
	2017	2016
Net loss	($1,537,566)	($48,237)
Depreciation and amortization of real estate assets (1)	1,187,207	-
Funds from operations (FFO)`	(350,359)	(48,237)

Organization and offering costs	1,074,421	-
Modified funds from operations (MFFO)	$ 724,062	($48,237)

(1)

Includes $402,855 depreciation attributable to the Village Pointe Property plus $784,352 depreciation and amortization attributable to the equity in loss of the Three Forest Property.

Distributions

Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. To qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.

On December 1, 2016, our board of directors authorized and declared the initial payment of cash and stock distributions to our Class A common stockholders.  The monthly distribution for our Class A common stockholders of record as of the close of business on each day commencing on or after December 1, 2016 is payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month.  With respect to the cash distribution, the distribution amount is calculated at a rate of $0.0015068 per Class A common share per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $10.00 per share of our Class A common stock.  With respect to the stock distribution, the distribution amount is calculated at a rate of 0.000547945 Class A common shares of our Class A common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $10.00 per share of our Class A common stock.

The monthly distribution for our Class T common stockholders of record as of the close of business on each day commencing on or after April 1, 2017 is payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month.  With respect to the cash distribution, the distribution amount is calculated at a rate of $0.0012548 per Class T common share per day, a rate which, if paid each day over a 365-day period, is equivalent to a 5.5% annualized cash distribution rate based on a purchase price of $9.60 per share of our Class T common stock.  With respect to the stock distribution, the distribution amount is calculated at a rate of 0.0004548 Class T common shares of our Class T common stock per day, a rate which, if paid each day over a 365-day period, is equivalent to a 2.0% annualized stock distribution rate based on a purchase price of $9.60 per share of our Class T common stock.  The Class T common stock cash distribution rate reflects the applicable annual shareholder servicing fee for Class T common shares.

We paid our first cash and stock distributions distribution with respect to Class A common stockholders on January 20, 2017.  We did not pay any distributions, and did not issue any shares of our common stock pursuant to our distribution reinvestment plan, during the year ended December 31, 2016.

The following table reflects the total distributions we paid in cash and pursuant to our distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through December 31, 2017:

Period	Cash	DRP & Stock	Total
First Quarter 2017	$ 26,621	$ 19,340	$ 45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
Total	$ 321,394	$ 368,613	$ 690,007

First Quarter 2016	$ -	$ -	$ -
Second Quarter 2016	-	-	-
Third Quarter 2016	-	-	-
Fourth Quarter 2016	-	-	-
Total	$ -	$ -	$ -

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

For the year ended December 31, 2017, we paid aggregate distributions of $690,007, including $321,394 of distributions paid in cash and 38,801 shares of our common stock issued pursuant to our distribution reinvestment plan for $368,613. During the same period, cash used in operating activities was $1,133,956 and our FFO (loss) was $(350,359). For the year ended December 31, 2017, 0% of distributions were paid from net cash provided by operating activities.

For the year ended December 31, 2016, we paid aggregate distributions of $0, including $0 of distributions paid in cash and 0 shares of our common stock issued pursuant to our distribution reinvestment plan for $0.  During the same period, cash provided by operating activities was $7,967 and our FFO (loss) was $(48,237).

During the period from our inception to December 31, 2017, our cash used in operating activities was $1,125,989, our net loss was $1,585,803 and our FFO (loss) was $(398,596). Of the $690,007 in aggregate distributions paid to our stockholders from inception to December 31, 2017, approximately 0% was paid from net cash provided by operating activities and approximately 100% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Our long-term policy is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.

The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Ordinary income (unaudited)	0.0%	0.0%
Return of capital (unaudited)	100.0%	100.0%
Capital gains distribution (unaudited)	0.0%	0.0%
Total	100.0%	100.0%

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the consolidated financial statements included in this Annual Report.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we will pay certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Asset Acquisition

On March 14, 2018, the Company through Hartman Richardson Tech Center, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in a four building, multi-tenant flex/R&D property containing approximately 96,660 square feet of office space and located in Richardson, Texas.  The property is commonly known as Richardson Tech.

Richardson Tech was built in 1987.  Richardson Tech is 73.5% occupied by 13 tenants.

Richardson Tech was acquired from an unrelated third-party seller, for a purchase price, as amended, of $5,040,000, exclusive of closing costs.  The Company financed the payment of the purchase price for Richardson Tech with proceeds from the Company’s public offering and $2,520,000 of mortgage loan proceeds from a bank.

An acquisition fee of approximately $126,000 was earned by Hartman XXI Advisors LLC in connection with the purchase of Richardson Tech.

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

Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has determined that the two material adjustments identified, as described below, during the audit of our annual consolidated financial statements resulted from a lack of segregation of duties, specifically the failure to have a second review and approval of the determined amounts by a responsible official independent of the process.

The foregoing deficiency resulted in two audit adjustments for the year ended December 31, 2017 totaling $917,404, which were identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2017.

The first audit adjustment, in the amount of $824,634, was required to adjust our equity in net loss to ($270,901) for the year ended December 31, 2017 for our investment in Three Forest Plaza LLC, a joint venture investment with our affiliate, Hartman Short Term Income Properties XX, Inc.  As of December 31, 2017, we held a 48.8% ownership interest in Three Forest Plaza LLC.  We initially recorded our share of the net loss of Three Forest Plaza LLC without regard to depreciation and amortization.  The audit adjustment was required to record our share of the depreciation and amortization expense of the Three Forest Plaza LLC investment.

The second audit adjustment, in the amount of $92,770, was required to increase our organization and offering costs expense recorded to reflect legal and blue-sky fees which were paid by our advisor and for which we are responsible pursuant to the terms of our advisory agreement.

Remediation Efforts

Management has begun implementing a remediation plan to address the material weakness in our internal control over financial reporting discussed above. The remediation plan includes revising our procedures to ensure that appropriate segregation of duties for recording and posting non-transaction items to the general ledger and the preparation of financial statements are implemented and executed and that the calculations are reviewed and approved by a responsible official independent of the process for determining such calculations.  We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting; however, some of these actions will take time to be fully integrated and confirmed to be effective and sustainable. We will continue to monitor the effectiveness of our internal control over financial reporting and will make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors and their respective ages and positions.

Name	Age	Positions
Allen R. Hartman	66	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	57	Chief Financial Officer and Treasurer
Mark T. Torok	59	Secretary and General Counsel
James A. Cardwell	85	Independent Director
John G. Ostroot	81	Independent Director

The biographical descriptions below set forth certain information with respect to our executive officers and directors.

Allen R. Hartman, age 66, is our CEO and Chairman of our Board of Directors as well as President of the parent company of our Advisor, Hartman Advisors LLC, and our property manager, HIR Management. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs.  Currently Mr. Hartman oversees a staff of 112 full and part time employees who manage 44 commercial properties encompassing over 4.4 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.

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

Louis T. Fox, III, age 57, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our Advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Mr. Fox started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox earned a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 59, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

James A. Cardwell, age 85, has served as one of our independent directors since February 2016. Mr. Cardwell founded Petro Stopping Centers and served as its President, CEO and Chairman of the Board until he sold the truck stop retail chain in 2007. As president, CEO and Chairman of the Board, he actively supervised the principal accounting officer and audit committee functions of the Board of Directors of Petro Stopping Centers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  Mr. Cardwell opened his first Petro Stopping Center in 1975 in El Paso introducing the concept of the modern travel plaza with a wide range of amenities that reshaped the entire truck stop industry. Mr. Cardwell served as Chairman of the National Association of Truckstop Operators (“NATSO”) from 1982 to1983 and served as Chairman of its fundraising branch, the NATSO Foundation.  In 1996, NATSO bestowed their Distinguished Member Award upon Mr. Cardwell.  Mr. Cardwell has been honored by the National Conference of Christian and Jews as their 1993 Humanitarian of the Year and was honored by the Rotary Club of El Paso with their 2004 Distinguished Service Award.  In 2007, Mr. Cardwell was honored by the El Paso Community Foundation for all his outstanding contributions to the El Paso community.  Mr. Cardwell has served on a number of local and national boards including State National Bancshares and Archstone Smith, and he is Director Emeritus of El Paso Electric Company. Since October, 2010, Mr. Cardwell has served as a director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Cardwell is past Chairman of the Board of El Paso International Airport and El Paso Industrial Development Corporation.  Mr. Cardwell currently sits on the Board of Borderplex Community Trust.

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

John G. Ostroot, age 81, has served as one of our independent directors since February 2016.  Since January 2008 and July 2009, respectively, Mr. Ostroot has served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc.  He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000.  As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C.  Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry.  Since January, 2008 Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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

Audit Committee

Our board of directors has established an audit committee. The members of the audit committee are Messrs. Cardwell and Ostroot, each of whom is “independent” as defined by our charter. Mr. Cardwell serves as the chair of the audit committee and has been designated as the audit committee financial expert pursuant to the requirements of Item 407(d)(5) of Regulation S-K promulgated by the SEC under the Exchange Act.

The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of our independent auditors; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2017, except as follows:

•

due to an administrative oversight, a Form 3 was not timely filed in February 2017 by Mr. Cardwell to report the issuance of 1,500 shares of restricted common stock to Mr. Cardwell in connection with his continuing service as non-employee members of our board of directors.

•

due to an administrative oversight, a Form 3 was not timely filed in June 2017 by Mr. Cardwell to report the issuance of 110,497 shares of Class A common stock purchased by Mr. Cardwell.

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

Compensation of our Directors

       The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2017.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$ -	$ -	$ -
James A. Cardwell (3)	7,000	15,000	22,000
John G. Ostroot (3)	4,667	10,000	14,667
	$ 11,667	$ 25,000	$ 36,667

(1)

The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”

(2)

As described below under “—Independent Directors Compensation Plan,” each of Messrs. Cardwell and Ostroot are entitled to receive shares of restricted common stock as non-cash compensation for their service as independent members of our board of directors.  During the year ended December 31, 2017, Mr. Cardwell was issued 1,500 restricted common shares and Mr. Ostroot was issued 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2016.  In February 2018, Mr. Cardwell was issued 1,500 restricted common shares and Mr. Ostroot was issued 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2017.  Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Independent Directors Compensation Plan

       Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long term incentive plan.  Under our independent director’s compensation plan, each of our current independent directors was entitled to receive up to 3,000 shares of restricted common stock in connection with the milestone of raising the $1,000,000 minimum offering amount in our initial public offering.  Each new independent director that joins our board of directors will receive 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer and stock compensation as if they were serving on a single board.  As of December 31, 2017, 5,000 shares of restricted, Class A common stock have been granted to our current independent directors pursuant to the independent director’s compensation plan.

Compensation Committee Interlocks and Insider Participation

       We currently do not have a compensation committee of our board of directors because we do not, and do not intend to, compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 20, 2018, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 2,081,759 shares of our Class A and Class T common stock outstanding as of March 20, 2018.  The address of each beneficial owner listed below is c/o Hartman vREIT XXI, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,100	1.06
James A. Cardwell (3)	256,757	12.33
John G. Ostroot	2,020	0.10
Louis T. Fox, III	-	-
Mark T. Torok	-	-
All Officers and Directors as a group	280,877	13.49

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

(3)

Includes 228,474 Class A common shares owned by Mr. Cardwell and 28,283 Class A shares of our Class A common shares owned by family members of Mr. Cardwell.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$ -	(1) 92,566
Equity compensation plans not approved by security holders	-	-	-
Total	-	$ -	92,566

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from our inception (September 3, 2015) to December 31, 2017 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

We issued 22,100 shares of our common stock to our advisor, Hartman XXI Advisors LLC, at a price of $9.05 per share, on September 3, 2015. Our subsidiary, Hartman vREIT XXI Holdings, LLC, or Hartman XXI Holdings, invested $1,000 in our operating partnership in exchange for limited partnership interests, and our affiliate Hartman vREIT XXI SLP LLC, or Hartman XXI SLP, invested $1,000 in our operating partnership in exchange for a separate class of special limited partnership interests, or the special limited partnership interests.

As of December 31, 2017, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership.

Pursuant to the limited partnership agreement of our operating partnership, Hartman XXI SLP, as the holder of the special limited partnership interests, will be entitled to receive distributions equal to 15.0% of our operating partnership’s net sales proceeds from the disposition of assets, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the holder of the special limited partnership interests is entitled to receive a payment upon the redemption of the special limited partnership interests. Pursuant to the limited partnership agreement of our operating partnership, the special limited partnership interests will be redeemed upon: (1) the listing of our common stock on a national securities exchange; (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement with our advisor other than by us for “cause” (as defined in the advisory agreement); or (3) the termination of the advisory agreement by us for cause. In the event of the listing of our shares of common stock or a termination of the advisory agreement other than by us for cause, the special limited partnership interests will be redeemed for an aggregate amount equal to the amount that the holder of the special limited partnership interests would have been entitled to receive under the limited partnership agreement of our operating partnership if our operating partnership had disposed of all of its assets at their fair market value and all liabilities of our operating partnership had been satisfied in full according to their terms as of the date of the event triggering the redemption. Payment of the redemption price to the holder of the special limited partnership interests will be paid, at the holder’s discretion, in the form of (i) limited partnership interests in our operating partnership, (ii) shares of our common stock, or (iii) a non-

interest bearing promissory note. If the event triggering the redemption is a listing of our shares on a national securities exchange only, the fair market value of the assets of our operating partnership will be calculated taking into account the average share price of our shares for a specified period. If the event triggering the redemption is an underwritten public offering of our shares, the fair market value will take into account the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event of the redemption is the termination or non-renewal of the advisory agreement other than by us for cause for any other reason, the fair market value of the assets of our operating partnership will be calculated based on an appraisal or valuation of our assets. In the event of the termination or non-renewal of the advisory agreement by us for cause, all of the special limited partnership interests will be redeemed by our operating partnership for the aggregate price of $1. As the holder of special limited partnership interests, Hartman XXI SLP is not entitled to receive any other distributions.

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

•

   We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2017 and 2016, we incurred acquisition fees of $142,500 and $33,750, respectively, payable to our advisor.

•

   We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2017 and 2016, we paid asset management fees of $50,231 and $0, respectively, payable to our advisor.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be paid in addition to the acquisition fee paid to our advisor.  For the years ended December 31, 2017 and 2016, we did not pay our advisor any debt financing fees.

•

If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2017 and 2016, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the following costs and expenses:
•

Under the terms of the advisory agreement, once we raised at least $10 million in gross offering proceeds, we became obligated to reimburse our advisor for organization and offering costs incurred by our advisor in connection with our initial public offering.  The advisor has incurred organization and offering costs of $970,214 and $557,961 for the years ended December 31, 2017 and 2016, respectively. The advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement (i) would exceed the actual costs and expenses incurred by advisor or (ii) would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. When recorded by us, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholder’s equity as such amounts are reimbursed or paid to the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.

•

Pursuant to our advisory agreement and our charter, commencing four fiscal quarters after our initial acquisition of a property or other investment, and provided that we have raised at least $10 million in gross offering proceeds, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our advisory agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2017, our total operating expenses were $2,177,215.  Of the $2,177,215 in total operating expenses incurred during the year ended December 31, 2017, we reimbursed our advisor $0 in operating expenses during the year ended December 31, 2017.

•

We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the years ended December 31, 2017 and 2016, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.

Our advisory agreement has a one-year term expiring June 24, 2018, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., with respect to the management of our properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the years ended December 31, 2017 and 2016, respectively, we have paid property management fees and reimbursements of $59,688 and $0, to our property manager.

Transactions with Related Persons

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

As of December 31, 2017, we acquired an approximately 48.8% equity interest in Three Forest Plaza LLC from Hartman XX LP for an aggregate purchase price of $8,700,000.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee of our board of directors has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2017 and 2016.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2017 and 2016, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2017 and 2016 are set forth in the table below.

	2017	2016
Audit fees	$ 92,255	$ 57,293
Audit-related fees	3,300	-
Tax fees	5,000	-
All other fees	-	-
Total	$ 100,555	$ 57,293

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

Item 16.

Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 2, 2018.

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

By:	/s/ Allen R. Hartman	Date: April 2, 2018
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 2, 2018
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ James A Cardwell	Date: April 2, 2018
James A. Cardwell, Director

By:	/s/ John G. Ostroot	Date: April 2, 2018
John G. Ostroot, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

This registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The registrant will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

EXHIBIT INDEX

Exhibit	Description
3.1

Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on January 12, 2017.)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on May 23, 2016)
4.1	Form of Subscription Agreement (included as Appendix B to the prospectus, dated April 26, 2017, of the Registrant)
4.2	Amended and Restated Distribution Reinvestment Plan (included as Appendix C to the prospectus, dated April 26, 2017, of the Registrant)
10.1	Amended and Restated Advisory Agreement, dated effective as of December 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2017)
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

10.9

Membership Interest Purchase agreement dated April 11, 2017 by and between Hartman XX Limited Partnership and Hartman vREIT XXI, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2017)

10.10	Agreement of Purchase and Sale and Joint Escrow Instructions Agreement, dated December 14, 2017 by and between Richardson Business Center, Ltd. and Hartman vREIT XXI Operating Partnership L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY ENTENSION PRESENTATION LINKBASE DOCUMENT

*    Filed Herewith

To the Board of Directors and Stockholders

Hartman vREIT XXI, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as ofDecember 31, 2017 and 2016,and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in theperiod ended December 31, 2017,and the related notes to the consolidated financial statements and the financial statement schedule listed in the Index to Consolidated Financial Statements at Item 15, Schedule III – Real Estate Assets and Accumulated Depreciation (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as ofDecember 31, 2017 and 2016,and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’smanagement. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board
(United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

April 2, 2018

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

Real estate assets, at cost	$ 7,260,560	$ -
Accumulated depreciation and amortization	(402,855)	-
Real estate assets, net	6,857,705	-

Cash and cash equivalents	2,431,740	97,810
Investment in unconsolidated joint venture	8,423,699	1,376,439
Escrowed investor proceeds	33,866	320,775
Lease commissions, net	20,339	-
Accrued rent and accounts receivable, net	38,193	-
Prepaid expenses and other assets	212,910	-
Due from related parties	268,908	-
Total assets	$ 18,287,360	$ 1,795,024

LIABILITIES AND EQUITY

Liabilities:
Note payable, net	$ 3,480,295	$ -
Accounts payable and accrued expenses	377,860	57,240
Due to related parties	-	19,107
Subscriptions for common stock	33,861	320,000
Tenants’ security deposits	52,208	-
Total liabilities	3,944,224	396,347

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:

Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 1,776,683 and 160,775 shares issued and outstanding at December 31, 2017 and 2016, respectively	17,767	1,608
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 74,634 and no shares issued and outstanding at December 31, 2017 and 2016, respectively	746	-
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Additional paid-in capital	16,713,160	1,452,653
Accumulated distributions and net loss	(2,389,537)	(56,584)
Total stockholders' equity	14,342,136	1,397,677
Total liabilities and equity	$ 18,287,360	$ 1,795,024

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31,
	2017	2016
Revenue
Rental revenues	$ 658,374	$ -
Tenant reimbursements and other revenues	259,770	-
Total revenues	918,144	-

Expenses (income), net
Property operating expenses	201,521	-
Asset management fees	50,231	-
Organization and offering costs	1,074,421	-
Real estate taxes and insurance	160,895	-
Depreciation and amortization	402,855	-
General and administrative	139,402	40,930
Interest expense (income)	147,890	(4)
Total expenses (income), net	2,177,215	40,926
Loss from operations	(1,259,071)	(40,926)

Equity in losses of unconsolidated entities	(270,901)	(7,311)
Net loss attributable to non-controlling interest	(5,400)	-
Loss on remeasurement	(2,194)	-
Net loss attributable to Hartman vREIT XXI, Inc.	$ (1,537,566)	$ (48,237)
Basic and diluted net loss per common share:
Net loss attributable to common stockholders per share	$ (1.44)	$ (1.44)
Weighted average number of common shares outstanding, basic and diluted	1,069,005	33,498

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Distributions
	Shares	Amount	Capital	and Net Loss	Total
Balance at January 1, 2016	22,100	$ 221	$ 199,784	$ -	$ 200,005
Issuance of common shares	138,675	1,387	1,263,813	-	1,265,200
Selling commissions	-	-	(10,944)	-	(10,944)
Distribution declared – stock	-	-	-	(2,226)	(2,226)
Distribution declared – cash	-	-	-	(6,121)	(6,121)
Net loss	-	-	-	(48,237)	(48,237)
Balance at December 31, 2016	160,775	$ 1,608	$ 1,452,653	$ (56,584)	$ 1,397,677
Issuance of common shares	1,690,542	16,905	16,658,027	-	16,674,932
Selling commissions	-	-	(1,397,520)	-	(1,397,520)
Distribution declared – stock	-	-	-	(207,929)	(207,929)
Distribution declared – DRP	-	-	-	(220,999)	(220,999)
Distribution declared – cash	-	-	-	(366,459)	(366,459)
Net loss (including net income attributable to non-controlling interest of $5,400)	-	-	-	(1,537,566)	(1,537,566)
Balance at December 31, 2017	1,851,317	$ 18,513	$ 16,713,160	$ (2,389,537)	$ 14,342,136

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (1,537,566)	$ (48,237)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	25,000	25,000
Depreciation and amortization	402,855	-
Deferred loan and lease commission costs amortization	22,053	-
Equity in loss of unconsolidated joint venture	270,901	7,311
Loss on remeasurement	2,194	-
Bad debt provision	12,757	-
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(40,489)	-
Prepaid expenses and other assets	(57,316)	-
Accounts payable and accrued expenses	163,333	23,893
Deferred leasing commissions	(21,903)	-
Due to related parties	(375,775)	-
Net cash (used in) provided by operating activities	(1,133,956)	7,967

Cash flows from investing activities:
Additions to real estate	(30,809)	-
Acquisition deposit	(150,000)	-
Investment in formerly unconsolidated joint venture	(2,214,480)	-
Investment in unconsolidated joint venture	(8,700,000)	(1,350,000)
Net cash used in investing activities	(11,095,289)	(1,350,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,281,319	1,265,200
Distributions paid in cash	(321,394)	-
Payment of selling commissions	(1,397,520)	(10,944)
Escrowed investor proceeds	286,909	(320,775)
Change in subscriptions for common stock	(286,139)	320,000
Offering costs reimbursable from Advisor	-	(14,643)
Net cash provided by financing activities	14,563,175	1,238,838

Net change in cash and cash equivalents	2,333,930	(103,195)
Cash and cash equivalents at the beginning of period	97,810	201,005
Cash and cash equivalents at the end of period	$ 2,431,740	$ 97,810

Supplemental disclosures of non-cash investing and financing activities:
Cash paid for interest	$ 120,778	$ -
Increase in distributions payable	$ 60,315	$ 2,226
Distributions paid in stock	$ 368,613	$ -

Village Pointe Assets/Liabilities:
Real Estate	$ 7,050,000	$ -
Note payable, net	$ (3,459,805)	$ -
Net other assets and liabilities	$ 171,635	$ -

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation and the Company intends to qualify as a real estate investment trust (“REIT”) beginning with its taxable year ending December 31, 2017.   The Company’s fiscal year end is December 31.

 In its initial public offering (the “Offering”), the Company is offering to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

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

The Company’s advisor is Hartman XXI Advisors, LLC (the “Advisor”), a Texas limited liability company and wholly owned subsidiary of Hartman Advisors, LLC.  Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor and property manager (“Sponsor” and “Property Manager”).  Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all the Company’s business is conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership (the “OP”).  The Company is the sole general partner of the OP. The initial limited partners of the OP are Hartman vREIT XXI Holdings LLC, a wholly owned subsidiary of the Company (“XXI Holdings”), and Hartman vREIT XXI SLP LLC (“SLP LLC”), a wholly owned subsidiary of Hartman Advisors, LLC.  SLP LLC has invested $1,000 in the OP in exchange for a separate class of limited partnership interests (the “Special Limited Partnership Interests”).  As the Company accepts subscriptions for shares, it will transfer substantially all the net proceeds of the Offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the OP being taxed as a corporation, rather than as a partnership.  In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all the Company’s administrative costs and expenses and such expenses will be treated as expenses of the OP.

As of December 31, 2017, we had accepted subscriptions for, and issued 1,776,683 shares of our Class A common stock, including 36,587 shares issued as stock distributions and pursuant to our distribution reinvestment plan, and 74,634 shares of our Class T common stock in our initial public offering, including 1,286 shares issued as stock distributions and pursuant to our distribution reinvestment plan resulting in gross offering proceeds of $17,940,132.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2017 and 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation.  These reclassifications had no effect on the previously reported working capital or results of operations.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2017 and 2016 consisted of demand deposits at commercial banks.

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

Investment in Unconsolidated Joint Venture

The Company’s investment in unconsolidated joint venture in Hartman Village Pointe was accounted for under the equity method at December 31, 2016. Effective February 8, 2017, the Company owns 100% of Hartman Village Pointe.

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC. As of December 31, 2017, the Company has acquired an approximate 48.8% equity interest in Hartman Three Forest Plaza LLC for $8,700,000.

The Company’s investment in Hartman Three Forest Plaza LLC is accounted for under the equity method.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level 3 inputs to value acquired properties. Many of these estimates are obtained from independent third-party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

The Company has early adopted Accounting Standards Update, or ASU, No. 2017-01, “Clarifying the Definition of a Business.”  In accordance with the guidance provided by this accounting pronouncement, provided that the acquisition of real estate is determined to be the acquisition of an asset versus the acquisition of a business, the Company will capitalize acquisition fees and expenses associated with real estate asset acquisitions versus recording such fees as an expense in the period incurred in connection with the acquisition of a business.  The effect of adoption in the accompanying consolidated financial statements is that the acquisition fee payable to Advisor in the amount of $142,500 for the year ended December 31, 2017 and $33,750 for the year ended December 31, 2016, which would have been expensed if the acquisition of the Company’s joint venture investment and subsequent purchase of the equity interest of the former joint venture partner were considered an acquisition of a business, have been capitalized and added to real estate assets at cost.

 Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.  In-place leases are amortized using the straight-line method over the weighted average years calculated in terms of all of the leases in-place when acquired.

Impairment

       The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate and other assets as of December 31, 2017.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Organization and Offering Costs

Prior to achieving the minimum offering amount of $1,000,000, organization and offering costs of the Company were incurred by Advisor on behalf of the Company. Such costs included legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.  Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the release to the Company of all subscription proceeds held in escrow, the Company would be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  Effective December 31, 2016, the advisory agreement between the Company and the Advisor was amended to provide that the liability of the Company to the Advisor for reimbursement of offering and organization costs of the Company incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to th e Advisor until the Company’s receipt of gross offering proceeds in its initial public offering is $10,000,000. As of December 31, 2017, the Company has received $17,940,132 in gross offering proceeds.

As of December 31, 2017, total organization and offering costs incurred for the offering amounted to $1,074,421 of which the Advisor has incurred organization and offering costs of $970,214 on behalf of the Company.  The Advisor has been reimbursed $877,443 for organization and offering costs which is limited to the total organizational and offering costs

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) not exceeding 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.

Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.

For the years ended December 31, 2017 and 2016, such costs totaled $1,074,421 and $0, respectively.

Stock-Based Compensation

The Company follows Accounting Standard Codification (“ASC”) 718- Compensation- Stock Compensation with regard to issuance of stock in payment of services.  ASC 718 requires that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued.

       Stock-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations.

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

For the years ended December 31, 2017 and 2016, the Company incurred a net loss of $1,537,566 and $48,237, respectively.  The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2017 and 2016, respectively.

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the year ended December 31, 2017.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests that are convertible into the Company’s common stock.  As of December 31, 2017 and 2016, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2017 and 2016 because no shares were issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

       The Company maintains cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues.  The following four individual tenants of the Village Pointe property each represent more than 10% of total rental revenues for the year ended December 31, 2017:

Tenant Name	Annualized Rental Revenue	Percentage of Total Annualized Rental Revenue	Initial Lease Date	Lease Expiration Year
Mattress Firm	$ 119,915	16.9%	10/2013	2018
SA Bike World	113,436	16.0%	11/2016	2026
Top Brass, Inc.	96,034	13.6%	11/2015	2021
ABDEP, LP	81,072	11.4%	1/2015	2020
Total	$ 410,457	57.9%

Recent Accounting Pronouncements

On January 1, 2016, the Company adopted ASU (“Accounting Standards Update”) No. 2017-01, “Clarifying the Definition of a Business,” which provides guidance for determining whether an integrated set of assets and activities meets the definition of a business.  Acquisitions of integrated assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.  The Company believes most of its future acquisitions of operating properties will qualify as asset acquisitions.  Third party transaction costs, including acquisition fees paid to Advisor, associated with asset acquisitions will be capitalized while internal acquisition costs will continue to be expensed as incurred.  The effect of adoption of this ASU in the accompanying consolidated financial statements, is that the acquisition fee payable to Advisor in the amount of $33,750, which would have been expensed if the acquisition of the Village Pointe joint venture investment were considered a business, was capitalized and added to the unconsolidated joint venture investment as an asset acquisition as of December 31, 2016. Adoption of this guidance had no material effect on our consolidated financial position or our consolidated results of operations as of December 31, 2017 and for the year ended December 31, 2017.

In October 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation.  The Company has adopted this guidance for all periods presented. Adoption of this guidance had no material effect on our consolidated financial position or our consolidated results of operations as of December 31, 2017 and for the year ended December 31, 2017.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

The Company expects to adopt ASU No. 2014-09 using the modified retrospective approach.  The Company has evaluated the impact of the new guidance and does not expect the adoption of the guidance to be material to its financial results of operations.  Additional information about the Company’s revenue streams and other considerations are summarized below.

Rental revenues – are derived from commercial lease agreements with tenants.  Rental income from real property is specifically excluded from ASU No. 2014-09.

Tenant reimbursements and other revenue – is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance and operating expenses.  Reimbursements from real estate taxes and certain other expenses are not included within the scope of ASU No. 2014-09.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period.  ASU No. 2016-01 is effective for the Company’s fiscal year commencing on January 1, 2018.  The Company does not anticipate that the adoption of ASU No. 2016-01 will have a material effect on its consolidated financial position or consolidated results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which changes lessee accounting to reflect the financial liability and right-of-use asset that are inherent to leasing an asset on the balance sheet. ASU No. 2016-02 is effective for the Company’s fiscal year commencing on January 1, 2019, but early adoption is permitted.  The Company does not anticipate that the adoption of ASU No. 2016-02 will have a material effect on its consolidated financial position or consolidated results of operations.

 In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions.  ASU No. 2016-18 is effective for the Company’s fiscal year commencing on January 1, 2018.  The effect of this amendment is to be applied retrospectively and early adoption is permitted.  The Company expects to adopt ASU No. 2016-18 for its fiscal year commencing on January 1, 2018.  The Company does not anticipate that the adoption of ASU No. 2016-18 will have a material effect on the Company’s consolidated financial position or our consolidated results of operations.

Note 3 — Real Estate

The Company’s real estate assets, net as of December 31, 2017 and December 31, 2016 consisted of the following:

	December 31,
	2017	2016
Land	$ 1,762,500	$ -
Buildings and improvements	4,413,865	-
In-place lease value intangible	1,084,195	-
	7,260,560	-
Less accumulated depreciation and amortization	(402,855)	-
Total real estate assets, net	$ 6,857,705	$ -

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2017 and 2016 was $118,622 and $0, respectively.

      The Company identifies and records the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms.  With respect to all properties owned by the Company, the Company considers all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2017	2016
In-place lease value intangible	$ 1,084,195	$ -
Less: In-place leases – accumulated amortization	(284,233)	-
Acquired lease intangible assets, net	$ 799,962	$ -

     The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, in thousands:

Year ending December 31,	In-place lease amortization
2018	219,851
2019	219,851
2020	219,851
2021	140,409
2022	-
Thereafter	-
Total	$799,962

       Amortization expense for the year ended December 31, 2017 and 2016 was $284,233 and $0 respectively.

Acquisition fees incurred were $142,500 and $33,750 for the years ended December 30, 2017 and 2016, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets.  Asset management fees incurred were $50,231 and $0 for the years ended December 31, 2017 and 2016, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

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

The following unaudited pro forma consolidated financial information for the years ended December 31, 2017 and 2016 is presented as if the Company acquired Village Pointe on January 1, 2016. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisition of Village Pointe on January 1, 2016, nor does it purport to represent the Company’s future operations:

Years ended December 31,
	2017 (unaudited)	2016 (unaudited)
Revenue	$ 961,919	$ 961,919
Net loss	$ (1,244,250)	$ (18,585)

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

 As of December 31, 2017, the Company has acquired an approximate 48.8% equity interest in Hartman Three Forest Plaza LLC for $8,700,000. The Company’s investment in Hartman Three Forest Plaza LLC is accounted for under the equity method.

Equity in losses of the unconsolidated joint venture were $270,901, related to Three Forest Plaza LLC, and $7,311, related to Village Pointe LLC, for the years ended December 31, 2017 and 2016, respectively.   Equity in losses of unconsolidated joint venture is captioned as such in the accompanying consolidated statements of operations.

Note 5 — Accrued Rent and Accounts Receivable, net

 Accrued rent and accounts receivable, net, consisted of the following:

	December 31, 2017	December 31, 2016
Tenant receivables	$ 13,779	$ -
Accrued rent	37,171	-
Allowance for uncollectible accounts	(12,757)	-
Accrued rents and accounts receivable, net	$ 38,193	$ -

As of December 31, 2017 and 2016, the Company had an allowance for uncollectible accounts of $12,757 and $0, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the years ended December 31, 2017 and 2016, the Company recorded bad debt expense in the amount of $12,757 and $0, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2017 is as follows:

Year ending December 31,	Minimum Future Rents
2018	$ 665,248
2019	593,715
2020	539,415
2021	274,685
2022	171,035
Thereafter	583,936
Total	$ 2,828,034

Note 7 — Note Payable, net

The Company’s wholly owned subsidiary, Hartman Village Pointe, LLC, is a party to a $3,525,000, three-year mortgage loan agreement with a bank.  The mortgage loan is secured by the Village Pointe property.  Unamortized deferred loan costs at the time of the acquisition, on February 8, 2017, of Hartman Village Pointe, LLC were $65,195.  The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is December 14, 2019.  Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest.  The interest rate as at December 31, 2017 was 3.973%.

Interest expense for the years ended December 31, 2017 and 2016 was $147,890 and $0, respectively, including $20,490 and $0 of deferred loan cost amortization.  Unamortized deferred loan costs were $44,705 and $0 as of December 2017 and 2016, respectively.  Interest expense of $6,622 and $0 was payable as of December 2017 and 2016, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 8 — Related Party Arrangements

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

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.  In addition, in exchange for $1,000, the OP has issued the Advisor a separate, special limited partnership interest, in the form of Special Limited Partnership Interests.  See Note 12 (“Special Limited Partnership Interest”) below.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improvement of each investment, including acquisition expenses and any debt attributable to each investment.  Acquisition fees of $176,250 were earned by the Advisor as a result of the interests acquired in Hartman Village Pointe.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor.  No debt financing fees were earned by Advisor for the years ended December 31, 2017 and 2016.

The Company pays the Property Manager, an affiliate of the Advisor, property management fees equal to 3% of the effective gross revenues of the managed property.  The Company pays and expects to pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property, provided that such fees will only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed.  The Property Manager may subcontract the performance of its property management and leasing duties to third parties and the Property Manager will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.  The Company will reimburse the costs and expenses incurred by the Property Manager on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of the Property Manager or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific properties.  Other charges, including fees and expenses of third-party professionals and consultants, will be reimbursed, subject to the limitations on fees and reimbursements contained in the Charter.

If the Property Manager provides construction management services related to the improvement or finishing of tenant space in the Company’s real estate properties, the Company will pay the Property Manager a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, that the Company will only pay a construction management fee if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such construction management fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

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

For the years ended December 31, 2017 and 2016, the Company incurred property management fees and reimbursable costs of $59,688 and $0 payable to the Property Manager and asset management fees of $50,231 and $0 payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company had $1,896 due from the Advisor and $274,401 due from Hartman Short Term Income Properties XX, Inc. and $7,389 due to other Hartman affiliates.  As of December 31, 2016, the Company had $19,107 due to the Advisor.

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $2,265,000 for the purchase of 250,119 Class A common shares in the Company. As of December 31, 2017, he owned approximately 14% of the company’s outstanding stock.

Note 9 — Loss Per Share

       Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Year ended December 31,
	2017	2016
Numerator:
Net loss attributable to common stockholders	$ (1,537,566)	$ (48,237)
Denominator:
Weighted average common shares outstanding	1,069,005	33,498

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$ (1.44)	$ (1.44)

Note 10 — Income Taxes

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

For the years ended December 31, 2017 and 2016, the Company had net loss of $1,537,566 and $48,237, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2017 and 2016, respectively.

Note 11 — Stockholders’ Equity

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

       The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2017 and 2016 the Company granted 2,500 and 2,500 shares, respectively of restricted common stock to independent directors as compensation for services.  The Company recognized $25,000 and $25,000 as stock-based compensation expense for the years ended December 31, 2017 and 2016, respectively, based upon the offering price of $10.00 per common share.

Distributions

On December 1, 2016, the Company’s board of directors authorized and declared the initial payment of cash and stock distributions to Class A common stockholders.  The monthly distribution for Class A common stockholders of record as of the close of business on each day commencing on or after December 1, 2016 is payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month.  With respect to the cash distribution, the distribution amount is calculated at a rate of $0.0015068 per Class A common share per day.  With respect to the stock distribution, the distribution amount is calculated at a rate of 0.000547945 Class A common shares of Class A common stock per day.

The monthly distribution for Class T common stockholders of record as of the close of business on each day commencing on or after April 1, 2017 is payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month.  With respect to the cash distribution, the distribution amount is calculated at a rate of $0.0012548 per Class T common share per day.  With respect to the stock distribution, the distribution amount is

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculated at a rate of 0.0004548 Class T common shares of Class T common stock per day.  The Class T common stock cash distribution rate reflects the applicable annual shareholder servicing fee for Class T common shares.

The Company paid its first cash and stock distributions with respect to Class A common stockholders on January 20, 2017.  The Company did not pay any distributions, and did not issue any shares of common stock pursuant to the distribution reinvestment plan, during the year ended December 31, 2016.

The following table reflects the total distributions paid in cash, stock and pursuant to the distribution reinvestment plan for the period from January 2017 (the month distributions were first paid) through December 31, 2017:

Period	Cash	DRP & Stock	Total
First Quarter 2017	$ 26,621	$ 19,340	$ 45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
Total	$ 321,394	$ 368,613	$ 690,007

First Quarter 2016	$ -	$ -	$ -
Second Quarter 2016	-	-	-
Third Quarter 2016	-	-	-
Fourth Quarter 2016	-	-	-
Total	$ -	$ -	$ -

Note 12 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under the Incentive Award Plan as of December 31, 2017.  Awards under the Independent Directors Compensation Plan for the years ended December 31, 2017 and 2016, respectively, consisted of 2,500 and 2,500 restricted, Class A common shares to our independent directors, valued at $10.00 per share based on the Offering price.  The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Note 13 — Special Limited Partnership Interest

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14 – Commitments and Contingencies

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

Note 15 – Subsequent Events

On March 14, 2018, the Company, through Hartman Richardson Tech Center, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in a four building, multi-tenant flex/R&D property containing approximately 96,660 square feet of office space and located in Richardson, Texas.  The property is commonly known as Richardson Tech.

Richardson Tech was built in 1987.  Richardson Tech is 73.5% occupied by 13 tenants.

Richardson Tech was acquired from an unrelated third-party seller, for a purchase price, as amended, of $5,040,000, exclusive of closing costs.  The Company financed the payment of the purchase price for Richardson Tech with proceeds from the Company’s public offering and $2,520,000 mortgage loan proceeds from a bank.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An acquisition fee of approximately $126,000 was earned by Hartman XXI Advisors LLC in connection with the purchase of Richardson Tech.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(thousands of dollars)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Village Pointe	2/8/2017	1982	$ 1,763	$ 4,203	$ 1,084	$ 7,050	$ 211
Total			$ 1,763	$ 4,203	$ 1,084	$ 7,050	$ 211

Gross Carrying Amount at December 31, 2017
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation & Amortization	Net Book Carrying Value	Encumbrances (1)
Village Pointe	$ 1,763	$ 4,414	$ 1,084	$ 7,261	$ 403	$ 6,858	$ 3,525
Total	$ 1,763	$ 4,414	$ 1,084	$ 7,261	$ 403	$ 6,858	$ 3,525

(1)

Specific encumbrances represent mortgage loans secured by the property indicated.

	Years ended December 31,
	2017	2016
Balance at beginning of period	$ -	$ -
Additions during the period:
Acquisitions	7,050	-
Improvements	211	-
Reductions – cost of real estate assets sold	-	-
Balance at end of period	$ 7,261	$ -