Form 10-K/A
Hartman vREIT XXI, Inc.
filed 2018-04-06
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2017 of Hartman vREIT XXI, Inc. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original Filing”).  The Company is filing the Amendment solely to amend:

(a)

Part II-Item 8 “Financial Statements and Supplementary Data” to correct the Report of Independent Registered Public Accounting Firm (the “Report”) to include “We have served as the Company’s auditors since 2015,” as required by standards established by the PCAOB; and

(b)

Part IV-Item 15 “Exhibits and Financial Statement Schedules” to indicate that new certifications by the Company’s principal executive and principal financial officer, as required by Rule 12b-15, are filed as exhibits to the Amendment.

This Amendment does not affect any other parts of, or exhibits to, the Original Filing, nor does it reflect events occurring after the date of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 6, 2018.

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

By:	/s/ Allen R. Hartman	Date: April 6, 2018
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 6, 2018
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ James A Cardwell	Date: April 6, 2018
James A. Cardwell, Director

By:	/s/ John G. Ostroot	Date: April 6, 2018
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Hartman vREIT XXI, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and the financial statement schedule listed in the Index to Consolidated Financial Statements at Item 15, Schedule III – Real Estate Assets and Accumulated Depreciation (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board
(United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2015.

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