Form 10-Q
period 2018-03-31
Hartman vREIT XXI, Inc.
filed 2018-05-15
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018 there were 2,317,767 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate assets, at cost	$12,445,452	$7,260,560
Accumulated depreciation and amortization	(524,694)	(402,855)
Real estate assets, net	11,920,758	6,857,705

Cash and cash equivalents	3,081,844	2,431,740
Investment in unconsolidated joint venture	8,324,896	8,423,699
Escrowed investor proceeds	95,090	33,866
Deferred lease commissions, net	27,716	20,339
Accrued rent and accounts receivable, net	48,728	38,193
Prepaid expenses and other assets	92,500	212,910
Due from related parties	317,265	268,908
Total assets	$23,908,797	$18,287,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable, net	$5,935,732	$3,480,295
Accounts payable and accrued expenses	266,808	377,860
Subscriptions for common stock	95,085	33,861
Tenants' security deposits	97,858	52,208
Total liabilities	6,395,483	3,944,224

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 2,167,821 and 1,776,683 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	21,678	17,767
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 93,482 and 74,634 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	935	746
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	20,454,990	16,713,160
Accumulated distributions and net loss	(2,965,289)	(2,389,537)
Total stockholders' equity	17,512,314	14,342,136
Total liabilities and equity	$23,908,797	$18,287,360
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenues	$212,580	$110,186
Tenant reimbursements and other revenues	67,844	64,919
Total revenues	280,424	175,105

Expenses
Property operating expenses	41,779	24,701
Asset management fees	15,048	10,575
Organization and offering costs	25,771	—
Real estate taxes and insurance	53,289	31,292
Depreciation and amortization	121,839	20,016
General and administrative	80,528	21,529
Interest expense	53,310	29,281
Total expenses	391,564	137,394

(Loss) income from operations	(111,140)	37,711
Equity in (losses) earnings of unconsolidated entities	(98,803)	8,399
Net loss attributable to non-controlling interest	—	(5,400)
Loss on re-measurement	—	(2,194)
Net (loss) income attributable to vREIT XXI	$(209,943)	$38,516
(Loss) income per common share:
Net income attributable to common stockholders	$(0.11)	$0.09
Weighted average number of common shares outstanding	1,985,458	417,003
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2017	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	409,986	4,100	3,977,373	-	3,981,473
Selling commissions	-	-	(235,543)	-	(235,543)
Dividends and distributions (stock based)	-	-	-	(107,039)	(107,039)
Dividends and distributions (DRP based)	-	-	-	(97,932)	(97,932)
Dividends and distributions (cash based)	-	-	-	(160,838)	(160,838)
Net loss	-	-	-	(209,943)	(209,943)
Balance at March 31, 2018	2,261,303	$22,613	$20,454,990	$(2,965,289)	$17,512,314
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(209,943)	$38,516
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	18,750	—
Depreciation and amortization	121,839	20,016
Deferred loan cost amortization	5,588	3,725
Deferred leasing commission	1,492	—
Equity in losses (earnings) of unconsolidated entities	98,803	(8,399)
Loss on re-measurement	—	2,194
Bad debt (recoveries) provision	(8,961)	—
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,574)	(4,361)
Deferred leasing commissions	(8,869)	—
Prepaid expenses and other assets	(29,590)	(14,869)
Accounts payable and accrued expenses	(124,573)	71,801
Due from related parties	(174,357)	(207,269)
Tenants’ security deposits	45,650	—
Net cash used in operating activities	(265,745)	(98,646)
Cash flows from investing activities:
Additions to real estate	(4,908,892)	—
Investment in formerly unconsolidated joint venture	—	(2,214,480)
Net cash used in investing activities	(4,908,892)	(2,214,480)
Cash flows from financing activities:
Distributions paid in cash	(153,833)	(26,621)
Payment of selling commissions	(235,543)	(375,383)
Escrowed investor proceeds	(61,224)	(15,426)
Subscriptions for common stock	61,224	16,196
Payment of deferred loan costs	(70,151)	—
Term loan borrowings	2,520,000	—
Proceeds from issuance of common stock	3,764,268	4,404,759
Net cash provided by financing activities	5,824,741	4,003,525
Net change in cash and cash equivalents	650,104	1,690,399
Cash and cash equivalents at the beginning of period	2,431,740	97,810
Cash and cash equivalents at the end of period	$3,081,844	$1,788,209
Supplemental cash flow information:
Cash paid for interest	$42,328	$19,414
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$12,767	$15,174
Distributions paid in stock	$192,204	$19,340
Village Pointe Assets/ Liabilities:
Real estate	$—	$7,050,000
Note payable, net	$—	$(3,459,805)
Net other assets and liabilities	$—	$216,790
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Business
Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation and the Company intends to qualify as a real estate investment trust (“REIT”) beginning with its taxable year ended December 31, 2017. The Company’s fiscal year end is December 31.
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
As of March 31, 2018, we had accepted subscriptions for, and issued 2,167,821 shares of our Class A common stock, including 55,661 shares issued pursuant to our distribution reinvestment plan, and 93,482 shares of our Class T common stock in our initial public offering, including 2,142 shares issued pursuant to our distribution reinvestment plan resulting in gross offering proceeds of $21,935,254.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2018, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2018, and the results of its consolidated operations for the three months ended March 31, 2018 and 2017, the consolidated statement of stockholders’ equity for the three months ended March 31, 2018 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.  The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the OP, Hartman Village Pointe, LLC, Hartman Richardson Tech Center, LLC and XXI Holdings, the subsidiaries over which the Company has control. All intercompany balances and transactions are eliminated in consolidation.
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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of March 31, 2018 and December 31, 2017 consisted of demand deposits at commercial banks.
Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses, notes payable, net and balances with related parties.  The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.
Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company’s accrued rents are included in accrued rent and accounts receivable, net.  The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved Additionally, Cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the income statement in the period the related costs are incurred.

As of January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers," (“ASU 2014-09”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09.

Investment in Unconsolidated Joint Venture
As of January 19, 2017, the Company owned more than 50% of Hartman Village Pointe and as of that date, and from that point forward Hartman Village Pointe is included in these consolidated financial statements. Effective February 8, 2017, the Company owned all of Hartman Village Pointe.

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC. As of March 31, 2018, the Company has acquired an approximate 48.8% equity interest in Hartman Three Forest Plaza LLC for $8,700,000.

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

Upon acquisition, the purchase price of properties is allocated to the tangible assets acquired, consisting of land, buildings and improvements, any assumed debt and asset retirement obligations, if any, based on their fair values. Acquisition costs, including acquisition fees paid to the Advisor, are capitalized as part of the purchase price. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.
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
Depreciation and amortization

       Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years for buildings and improvements.  Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years’ remaining calculated on terms of all of the leases in-place when acquired.

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate assets as of March 31, 2018.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Organization and Offering Costs
As of March 31, 2018, total organization and offering costs incurred for the offering amounted to $1,100,192 of which the Advisor has incurred organization and offering costs of $970,214 on behalf of the Company. The Advisor has been reimbursed $877,443 for organization and offering costs which is limited to the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) not exceeding 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three months ended March 31, 2018 and 2017, such costs totaled $25,771 and $0, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes
 The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP.)  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.
For the three months ended March 31, 2018 and 2017, the Company had net (loss) income of ($209,943) and $38,516, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions.
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the quarter ended March 31, 2018 or for the year ended December 31, 2017.

(Loss) Earnings Per Share
The computations of (loss) earnings per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three months ended March 31, 2018 and 2017, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2018 and 2017 because no shares are issuable.
Concentration of Risk
The Company maintains cash accounts in one U.S. financial institution. The terms of the Company’s deposits are on demand to minimize risk. The balances of the Company’s depository accounts may exceed the federally insured limit. As of March 31, 2018, the Company had one depository account with a total of $1,453,821 in excess of the federally insured limit. No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. No tenant represents more than 10% of total annualized rental revenue for the three months ended March 31, 2018.

Recent Accounting Pronouncements
On January 1, 2018, the Company adopted the new accounting standard codified in Accounting Standards Codification (“ASC”) 606 - “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the retrospective method. The adoption of ASC 606 - had no impact on the beginning cumulative accumulated distributions and net loss at January 1, 2018. The Company has adopted this guidance for all periods presented.

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” issued by the Financial Accounting Standards Board (“FASB”), which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. The adoption of ASU No. 2016-01 had no material effect on the consolidated financial position or consolidated results of operations.

On January 1, 2018, the Company adopted ASU No. 2016-17, “Interest Held Through Related Parties That Are Under Common Control,” issued by the FASB, which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. The adoption of ASU No. 2016-17 had no material effect on the consolidated financial position or consolidated results of operations.

On January 1, 2018, the Company adopted ASU No. 2016-18, Classification of Restricted Cash,” issued by the FASB, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the retrospective method. The adoption of ASU No. 2016-18 had no material effect on the Company’s consolidated financial position or consolidated results of operations.

Recent Accounting Pronouncements Not Yet Adopted
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

Note 3 – Real Estate

The Company’s real estate assets as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Land	$3,022,500	$1,762,500
Buildings and improvements	8,053,758	4,413,865
In-place lease value intangible	1,369,194	1,084,195
	12,445,452	7,260,560
Less accumulated depreciation and amortization	(524,694)	(402,855)
Total real estate assets	$11,920,758	$6,857,705

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense for the three months ended March 31, 2018 and 2017 was $40,902 and $20,016, respectively. Amortization expenses for the three months ended March 31, 2018 and 2017 was $80,937 and $0, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	March 31, 2018	December 31, 2017
In-place lease value intangible	$1,369,194	$1,084,195
In-place leases – accumulated amortization	(365,170)	(284,233)
Acquired in-place lease intangible assets, net	$1,004,024	$799,962

Acquisition fees incurred were $126,000 and $142,500 for the three months ended March 31, 2018 and 2017, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $15,048 and $10,575 for the three months ended March 31, 2018 and 2017, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
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
The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocations of the Richardson Tech property acquisition:

Assets acquired:
Real estate assets	$5,040,000
Accounts receivable and other assets	—
Total assets	5,040,000
Liabilities assumed:
Security deposits	(45,650)
Total liabilities assumed	(45,650)
Fair value of net assets acquired	$4,994,350

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

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocations of the Village Pointe property acquisition:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets acquired:
Real estate assets	$7,050,000
Accounts receivable and other assets	273,352
Total assets	7,323,352
Liabilities assumed:
Note payable	(3,459,805)
Accounts payable and accrued expenses	(49,509)
Security deposits	(52,208)
Total liabilities assumed	(3,561,522)
Fair value of net assets acquired	$3,761,830

Note 4 — Investment in unconsolidated joint venture

On April 11, 2017, the Company entered into a membership interest purchase agreement with XX OP, the operating partnership of Hartman Short Term Income Properties XX, Inc., an affiliate of the Company. Pursuant to the terms of a membership interest purchase agreement between the Company and Hartman XX OP, the Company may acquire up to $10,000,000 of the equity membership interest of Hartman XX OP in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”).

As of March 31, 2018, the Company has acquired an approximately 48.8% equity interest in Three Forest Plaza LLC for $8,700,000.

For the three months ended March 31, 2018, Three Forest Plaza LLC's operating results were as follows:

Total revenues	$1,566,998

Property operating expenses	474,270
Real estate taxes and insurance	260,420
Asset management fees	66,853
Depreciation and amortization	728,501
General and administrative	20,630
Interest expense	218,789
Total expenses	1,769,463

Net loss from discontinued operations	$(202,465)

Equity in (losses) earnings of the unconsolidated joint venture were ($98,803) and $8,399 for the three months ended March 31, 2018 and 2017, respectively. Equity in (losses) earnings of unconsolidated entities is captioned as such in the accompanying consolidated statements of operations.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2018	December 31, 2017
Tenant receivables	$6,366	$13,779
Accrued rent	46,158	37,171
Allowance for uncollectible accounts	(3,796)	(12,757)
Accrued rents and accounts receivable, net	$48,728	$38,193

As of March 31, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $3,796 and $12,757, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended March 31, 2018 and 2017, the Company recorded a net bad debt recovery in the amount of $8,961 and $0, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Notes Payable, net

The following is a summary of the Company’s notes payable as of March 31, 2018:

Collateral Property	Payment Type	Maturity Date	Rate	Principal Balance
Village Pointe	Principal only	December 14, 2019	4.245%	$3,525,000
Richardson Tech Center	Principal only	March 14, 2021	4.526%	2,520,000
				6,045,000
Less unamortized loan costs				(109,268)
				$5,935,732

The Company’s wholly owned subsidiary, Hartman Village Pointe, LLC, is a party to a $3,525,000, three-year mortgage loan agreement with a bank. The mortgage loan is secured by the Village Pointe property. Unamortized deferred loan costs at the time of the acquisition, on February 8, 2017, of Hartman Village Pointe, LLC were $65,195. The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is December 14, 2019. Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest. The interest rate as at March 31, 2018 was 4.245%.

The Company’s wholly owned subsidiary, Hartman Richardson Tech Center, LLC, is a party to a $2,520,000, three-year mortgage loan agreement with a bank. The mortgage loan is secured by the Richardson Tech property. Unamortized deferred loan costs at the time of the acquisition, on March 14, 2018, of Hartman Richardson Tech Center, LLC were $70,151. The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is March 14, 2021. Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest. The interest rate at March 31, 2018 was 4.526%.

Interest expense for the three months ended March 31, 2018 and 2017 was $53,310 and $29,281, respectively, including $5,588 and $3,725 of deferred loan cost amortization. Unamortized deferred loan costs were $109,268 and $44,705 as of March 31, 2018 and December 31, 2017, respectively. Interest expense of $7,066 and $6,622 was payable as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 7 — Related Party Arrangements
The Advisor is a wholly owned subsidiary of Hartman Advisors LLC, a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. and

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $126,000 were earned by the Advisor for the acquisition of the Richardson Tech Center property during the quarter ended March 31, 2018. Acquisition fees of $142,500 were earned by the Advisor as a result of the interests acquired in the Village Pointe property during the quarter ended March 31, 2017.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the three months ended March 31, 2018 and 2017.

 The Company pays the Property Manager, an affiliate of the Advisor, property management fees equal to 3% of the effective gross revenues of the managed property. The Company pays and expects to pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property, provided that such fees will only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed.  The Property Manager may subcontract the performance of its property management and leasing duties to third parties and the Property Manager will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.  The Company will reimburse the costs and expenses incurred by the Property Manager on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of the Property Manager or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific properties.  Other charges, including fees and expenses of third-party professionals and consultants, will be reimbursed, subject to the limitations on fees and reimbursements contained in the Company's Articles of Amendment and Restatement (as amended and restated, the "Charter").

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For the three months ended March 31, 2018 and 2017, the Company incurred property management fees and reimbursable costs of $22,362 and $11,711, respectively, payable to the Property Manager and asset management fees of $15,048 and $10,575, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

As of March 31, 2018, the Company had $390,151 due to the Advisor and $730,693 due from Hartman Short Term Income Properties XX, Inc. and $23,277 due to other Hartman affiliates. As of December 31, 2017, the Company had $1,896 due from the Advisor and $274,401 due from Hartman Short Term Income Properties XX, Inc. and $7,389 due to other Hartman affiliates.

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $2,280,000 for the purchase of 251,619 Class A common shares in the Company. As of March 31, 2018, Mr. Cardwell and his affiliates owned approximately 11% of the Company’s outstanding stock.

Note 8 — Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended March 31,
	2018	2017
Numerator:
Net (loss) income attributable to common stockholders	$(209,943)	$38,516

Denominator:
Basic weighted average shares outstanding	1,985,458	417,003

Basic income per common share	$(0.11)	$0.09

Note 9 – Stockholders’ Equity

Under the Charter, the Company has the authority to issue 900,000,000 shares of common stock, $0.01 per share par value, classified and designated as 850,000,000 shares of Class A common stock, 50,000,000 shares of Class T common stock, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.  On September 30, 2015,

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Company sold 22,100 shares of common stock to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.  The Company’s board of directors is authorized to amend the Charter, without the approval of the Company’s stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the three months ended March 31, 2018 and 2017, the Company granted 1,875 and 0 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $18,750 and $0, respectively, stock-based compensation expense for the three months ended March 31, 2018 and 2017.

Distributions

The following table summarizes the distributions we declared in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month we first declared distributions) through March 31, 2018:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Period	Cash	DRP & Stock	Total
Period From inception to December 31, 2015	$—	$—	$—
First, second, third Quarters 2016	—	—	—
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Third Quarter 2017	105,245	130,776	236,021
Fourth Quarter 2017	154,145	176,470	330,615
First Quarter 2018	160,838	204,971	365,809
Total	$533,418	$636,125	$1,169,543

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

The monthly distribution for Class T common stockholders of record as of the close of business on each day commencing on or after April 1, 2017 is payable in cumulative amounts on or before the 20th day of each calendar month with respect to the prior month. With respect to the cash distribution, the distribution amount is calculated at a rate of $0.0012548 per Class T common share per day. With respect to the stock distribution, the distribution amount is calculated at a rate of 0.0004548 Class T common shares of Class T common stock per day. The Class T common stock cash distribution rate reflects the applicable annual shareholder servicing fee for Class T common shares.

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recognized stock based compensation expenses of $18,750 and $0, respectively, with respect to the independent director compensation for the three months ended March 31, 2018 and 2017.
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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITS;

•	construction costs that may exceed estimates or construction delays;

•	increases in interest rates;

•	availability of credit or significant disruption in the credit markets;

•	litigation risks;

•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

•	inability to obtain new tenants upon the expiration of existing leases at our properties;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	our ability to generate sufficient cash flows to pay distributions to our stockholders;

•	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and

•	changes to generally accepted accounting principles, or GAAP.
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

All forward-looking statements included in this Quarterly Report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on April 6, 2018.

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

As of March 31, 2018, we had accepted subscriptions for, and issued 2,167,821 shares of our Class A common stock, including 55,661 shares issued pursuant to our distribution reinvestment plan, and 93,482 shares of our Class T common stock in our initial public offering, including 2,142 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $21,935,254. As of March 31, 2018, $228,426,366 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan. We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2019. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Our Real Estate Investments

As of March 31, 2018, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property; and (iii) a 100% interest in a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property.

Village Pointe Property

The Village Pointe Property, located in San Antonio, Texas, was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area. As of March 31, 2018, the Village Pointe Property was 96% occupied by 11 tenants. Annual base rental income for the Village Pointe Property is $696,316. The average annual base rent per occupied square foot is $13.34 and the average annual effective rent per occupied square foot is $14.26. Our investment in the Village Pointe Property initially consisted of a minority joint venture interest. As of February 8, 2017, we owned a 100% in the Village Pointe Property. As of March 31, 2018, the Village Pointe Property is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

Three Forest Property

On April 11, 2017, we entered into a membership interest purchase agreement with Hartman XX Operating Partnership, or Hartman XX OP, the operating partnership of Hartman Short Term Income Properties XX, Inc., an affiliate. Pursuant to the terms of a membership interest purchase agreement we may acquire up to $10,000,000 of Hartman XX OP’s equity ownership interest in Hartman Three Forest Plaza, LLC, or Three Forest Plaza LLC, which owns the Three Forest Property.

As of March 31, 2018, we own an approximately 48.8% equity interest in the Three Forest Property which we acquired for an aggregate purchase price of $8,700,000.

The Three Forest Property is a 19-story suburban office building built in 1983 comprising approximately 366,549 square feet located in Dallas, Texas. As of March 31, 2018, the Three Forest Property was 77% occupied by 43 tenants, including three roof-top tenants. Annual base rental income for the Three Forest Property is $5,605,587. The average annual base rent per occupied square foot is $19.74 and the average annual effective rent per occupied square foot is $20.04. As of March 31, 2018, the Three Forest Property is encumbered by a mortgage note payable with an outstanding balance of $17,828,000.

Richardson Tech Center Property

The Richardson Tech Center Property, located in Richardson, Texas, was built in 1987 and contains approximately 96,660 square feet of flex/R&D space. As of March 31, 2018, the Richardson Tech Center Property was 73.5% occupied by 13 tenants. Annual base rental income for the Richardson Tech Center Property is $591,623. The average annual base rent per occupied square foot is $8.32 and the average annual effective rent per occupied square foot is $8.32. We acquired a fee simple interest in the Richardson Tech Center Property on March 14, 2018. As of March 31, 2018, the Richardson Tech Center Property is encumbered by a mortgage note payable in the amount of $3,570,000 with an outstanding balance of $2,520,000.

REIT Compliance

We intend to elect under Section 856(c) of the Internal Revenue Code to be taxed as a REIT beginning with the taxable year ending December 31, 2017. As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates other than as set forth in the Annual Report for the year ended December 31, 2017.  See Note 2 to our consolidated financial statements in this Quarterly Report for a discussion of our currently adopted accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2018 versus March 31, 2017.

As of March 31, 2018, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property; and (iii) a 100% interest in a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property. As of March 31, 2017, our investments in real estate assets consist of a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property.
Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2018 and 2017 we had total rental revenues and tenant reimbursements of $280,424 and $175,105, respectively. The increase in total rental revenues and tenant reimbursements was primarily due to the one same store property being owned for three versus two months for the three months ended March 31, 2018 versus the three months ended March 31, 2017.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees. For the three months ended March 31, 2018 and 2017, we had operating expenses of $110,116 and $66,568, respectively. The increase in operating expenses is primarily due to the one same store property being owned for three versus two months for the three months ended March 31, 2018 versus the three months ended March 31, 2017.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees to our advisor were $15,048 and $10,575 for the three months ended March 31, 2018 and 2017, respectively. The increase in asset management fees is due to the one same store property being owned for three versus two months for the three months ended March 31, 2018 versus the three months ended March 31, 2017. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For the three months ended March 31, 2018 and 2017 we incurred $22,362 and $11,711, respectively, for property management fees and $8,869 and $0, respectively, for leasing commissions.

Real estate taxes and insurance – Real estate taxes and insurance were $53,289 and $31,292 for the three months ended March 31, 2018 and 2017, respectively. The increase in cost is due to the one same store property being owned for three versus two months for the three months ended March 31, 2018 versus the three months ended March 31, 2017.

Depreciation and amortization – Depreciation and amortization were $121,839 and $20,016 for the three months ended March 31, 2018 and 2017, respectively. The increase in cost is due to the one same store property being owned for three versus two months for the three months ended March 31, 2018 versus the three months ended March 31, 2017. Amortization expense for the three months ended March 31, 2017 does not include amortization of in-place lease value acquired with respect to the Village Pointe property which is included in the amortization expense for the three months ended March 31, 2018.

General and administrative expenses - General and administrative expenses were $80,528 and $21,529 for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The increase in cost is principally the result of the increase in accounting, professional fees and independent director’s compensation incurred in the three months ended March 31, 2018 versus the three months ended March 31, 2017. We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs – Effective December 31, 2016, the advisory agreement between us and our advisor was amended to provide that we will not reimburse our advisor for organization and offering costs incurred by our advisor on our behalf until we are in receipt of gross offering proceeds in our initial public offering of at least $10,000,000. For the three months ended March 31, 2018, we incurred offering and organization costs of $25,771 versus $0 for the three months ended March 31, 2017, as described in the preceding sentence. As of March 31, 2018, total organization and offering costs incurred were $1,100,192 including $970,214 of organization and offering costs incurred by our advisor. Our advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. Any such reimbursement will not exceed the actual costs and expenses incurred by advisor. When recorded by us, organization costs are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.

Net (loss) income – We generated net (loss) income of ($209,943) and $38,516 for the three months ended March 31, 2018 and 2017, respectively. Net loss for the three months ended March 31, 2018 is primarily attributable to net loss from non-controlling in Three Forest Plaza, depreciation and amortization and organization and offering costs. We did not incur organization and offering costs for the three months ended March 31, 2017. Organization and offering costs were incurred by advisor for the three months ended March 31, 2017 on our behalf for which we did not become liable until the quarter ended June 30, 2017.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We intend to use the remaining net proceeds raised in our follow-on offering to continue to acquire properties, and intend to begin the process of achieving a liquidity event (i.e., the listing of our common stock on a national exchange, a merger or sale or our company or another similar transaction) within ten years of the completion of our initial public offering. The Institute for Portfolio Alternatives, or "IPA," an industry trade group, has standardized a measure known as Modified Funds From Operations, or “MFFO,” which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (i.e., the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our public offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our public offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our public offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2018 and 2017 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(209,943)	$38,516
Depreciation and amortization of real estate assets (1)	477,355	20,016
Funds from operations (FFO)	267,412	58,532

Organization and offering costs	25,771	-
Modified funds from operations (MFFO)	$293,183	$58,532

(1)	Includes, for the three months ended March 31, 2018 and 2017, respectively, $355,516 and $0 depreciation attributable to the equity in loss of the Three Forest Property.

Distributions

The following table summarizes the distributions we declared in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month we first declared distributions) through March 31, 2018:

Period	Cash (1)	DRP & Stock (2)	Total
Period From inception to December 31, 2015	$—	$—	$—
First, second, third Quarters 2016	—	—	—
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Third Quarter 2017	105,245	130,776	236,021
Fourth Quarter 2017	154,145	176,470	330,615
First Quarter 2018	160,838	204,971	365,809
Total	$533,418	$636,125	$1,169,543

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the three months ended March 31, 2018, we declared aggregate distributions of $365,809 including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash used in operating activities was $265,745, our net loss was $209,943 and our FFO was $267,412. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

As of March 31, 2018, we had accepted subscriptions for, and issued 2,167,821 shares of our Class A common stock, including 55,661 shares issued pursuant to our distribution reinvestment plan, and 93,482 shares of our Class T common stock in our initial public offering, including 2,142 shares issued pursuant to our distribution reinvestment plan, in our initial public offering, resulting in gross offering proceeds of $21,935,254.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2018, our outstanding secured debt is $6,045,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of March 31, 2018, we had continuing operations from two commercial real estate properties and an investment in an unconsolidated real estate joint venture. During the three months ended March 31, 2018, net cash used in operating activities was $265,745 versus $98,646 net cash used in operating activities for the three months ended March 31, 2017. We expect cash flows to be provided by operating activities in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $4,908,892 versus $2,214,480 for the three months ended March 31, 2017 and consisted of $4,908,892 of additions to real estate.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders. Net cash provided by financing activities for the three months ended March 31, 2018 and 2017, respectively, was $5,824,741 and $4,003,525 and consisted of the following:

•
$3,764,268 and $4,404,759, respectively, of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $235,543 and $375,383, respectively;

•	$2,449,849 and $770, respectively, of cash provided by borrowing under term loan and revolving credit agreements, net of repayments and deferred loan costs; and

•	$153,833 and $26,621, respectively, of cash distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2018, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2018, we had notes payable totaling an aggregate principal amount of $6,045,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of March 31, 2018:

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations (1)	$6,045,000	$—	$3,525,000	$2,520,000	$—
Interest payments on outstanding debt obligations (2)	645,768	243,766	383,310	18,692	—
Purchase obligations (3)	—	—	—	—	—
Total	$6,690,768	$243,766	$3,908,310	$2,538,692	$—

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amount and projected rate of 2.75% on the floating monthly Libor rate.

(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

During the three months ended March 31, 2018, we did not make any purchases of our equity securities, pursuant to our share redemption program or otherwise.

On June 24, 2016, our Registration Statement on Form S-11 (File No. 333-207711), registering our initial public offering of up to $269,000,000 in shares of our common stock, was declared effective by the SEC under the Securities Act and we commenced our initial public offering. On January 9, 2017, we amended our charter, to (i) designate our authorized shares of common stock as Class A shares of common stock and Class T shares of common stock and (ii) convert each share of our common stock outstanding as of date of the amendment to our charter into a share of our Class A common stock. On February 6, 2017, our amended registration statement on Form S-11 (File No. 333-207711), registering our public offering of up to $269,000,000 in shares of our Class A common stock and Class T common stock, was declared effective by the SEC and we commenced offering shares of our Class A and Class T common stock in our initial public offering.

We are offering up to $250,000,000 in any combination of shares of our Class A and Class T common stock to the public and up to $19,000,000 in shares of our Class A and Class T common stock to our stockholders pursuant to our distribution reinvestment plan.

From our inception through March 31, 2018, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,644,007	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,100,192	Actual
Total expenses	$2,744,199

As of March 31, 2018, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $19,191,054. For the period from inception through March 31, 2018, the ratio of the cost of raising capital to capital raised was approximately 13%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of March 31, 2018, we had used $6,045,000 of the net proceeds from our initial public offering, plus debt financing, to purchase two properties and we had used $8,700,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration statement on Form S-11 (Registration No. 333-207711) filed on May 23, 2016.)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B of the prospectus of the Company dated May 4, 2018)
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B of the prospectus of the Company dated May 4, 2018)
10.1
Loan Agreement dated as of March 14, 2018 by and between Southside Bank and Hartman Richardson Tech, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2018)

10.2	Promissory Note dated March 14, 2018 by Hartman Richardson Tech, LLC in favor of Southside Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2018)
10.3	Deed of Trust dated March 14, 2018 by Hartman Richardson Tech, LLC in favor of Southside Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2018)
10.4
First Amendment to Agreement of Purchase and Sale of Real Property and Escrow Instructions dated January 12, 2018 by and between Richardson Business Center, Ltd. and Hartman vREIT XXI Operating Partnership L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 15, 2018)

10.5
Real Property Management Agreement dated January 29, 2018 by and between Hartman Income REIT Management, Inc. and Hartman Richardson Tech, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 15, 2018)

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN vREIT XXI, INC.

Date:     May 15, 2018

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     May 15, 2018

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)