Form 10-Q
period 2018-06-30
Hartman vREIT XXI, Inc.
filed 2018-08-20
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company x Emerging Growth Company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x

As of August 10, 2018 there were 2,825,409 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate assets, at cost	$12,473,158	$7,260,560
Accumulated depreciation and amortization	(743,730)	(402,855)
Real estate assets, net	11,729,428	6,857,705

Cash and cash equivalents	6,060,665	2,431,740
Investment in unconsolidated joint venture	8,326,910	8,423,699
Escrowed investor proceeds	482,860	33,866
Deferred lease commissions, net	27,326	20,339
Accrued rent and accounts receivable, net	97,516	38,193
Prepaid expenses and other assets	117,768	212,910
Due from related parties	326,089	268,908
Total assets	$27,168,562	$18,287,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$5,947,166	$3,480,295
Accounts payable and accrued expenses	361,980	377,860
Subscriptions for common stock	482,755	33,861
Tenants' security deposits	101,377	52,208
Total liabilities	6,893,278	3,944,224
Commitments and contingencies (Note 12)

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 2,585,724 and 1,776,683 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	25,925	17,767
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 107,613 shares and 74,634 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,008	746
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	23,884,963	16,713,160
Accumulated distributions and net income	(3,637,612)	(2,389,537)
Total stockholders' equity	20,274,284	14,342,136

Total liabilities and total equity	27,168,562	18,287,360

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Revenues
Rental revenues	$361,359	$179,055		$573,939	$289,241
Tenant reimbursements and other revenues	69,550	64,969		137,394	129,888
Total revenues	430,909	244,024		711,333	419,129

Expenses
Property operating expenses	110,597	53,868		152,376	78,569
Asset management fees	22,669	13,219	.	37,717	23,794
Organization and offering costs	54,957	848,978		80,728	848,978
Real estate taxes and insurance	85,872	38,572		139,161	69,864
Depreciation and amortization	219,036	46,398		340,875	66,414
General and administrative	9,858	56,259		90,387	77,788
Interest expense	86,325	37,558		139,635	66,839
Total expenses	589,314	1,094,852		980,879	1,232,246
Loss from operations	(158,405)	(850,828)		(269,546)	(813,117)

Loss on remeasurement	—	—		—	(2,194)
Equity in earnings (losses) of unconsolidated joint venture	2,013	43,422		(96,789)	51,821
Net loss attributable to non-controlling interest	—	—		—	(5,400)
Net loss attributable to vREIT XXI	(156,392)	(807,406)		(366,335)	(768,890)

Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.06)	$(1.13)		$(0.16)	$(1.26)
Weighted average number of common shares outstanding, basic and diluted	2,448,539	715,291		2,227,070	609,423
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2017	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	842,020	8,420	7,815,940	—	7,824,360
Selling commissions	—	—	(644,137)	—	(644,137)
Dividends and distributions (stock based)	—	—	—	(530,691)	(530,691)
Dividends and distributions (cash based)	—	—	—	(351,049)	(351,049)
Net loss	—	—	—	(366,335)	(366,335)
Balance at June 30, 2018	2,693,337	$26,933	$23,884,963	$(3,637,612)	$20,274,284
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Income	$(366,335)	$(768,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,500	—
Depreciation and amortization	340,875	66,414
Deferred loan and lease commission costs amortization	18,904	9,313
Equity in earnings of unconsolidated joint venture	96,789	(51,821)
Loss on remeasurement	—	2,194
Bad debt (recovery) provision	(5,953)	5,102
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(53,370)	(22,823)
Deferred leasing commissions	(8,869)	—
Prepaid expenses and other assets	(54,830)	(26,726)
Accounts payable and accrued expenses	(49,554)	143,984
Due from related parties	(183,181)	304,948
Tenants' security deposits	49,171	—
Net cash used in operating activities	(203,854)	(338,304)
Cash flows from investing activities:
Additions to real estate	(4,936,598)	(12,600)
Investment in formerly unconsolidated joint venture	—	(2,214,480)
Investment in unconsolidated joint venture	—	(5,450,000)
Net cash used in investing activities	(4,936,598)	(7,677,080)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,296,418	9,711,141
Distributions paid in cash	(336,059)	(88,904)
Payment of selling commissions	(644,137)	(803,358)
Deferred loan costs paid	(70,151)	—
Proceeds from term loan notes	2,520,000	—
Insurance premium finance	3,401	—
Escrowed investor proceeds	(448,994)	(7,225)
Subscriptions for common stock	448,899	7,995
Net cash provided by financing activities	8,769,377	8,819,649

Net change in cash and cash equivalents	3,628,925	804,264
Cash and cash equivalents at the beginning of period	2,431,740	97,810
Cash and cash equivalents at the end of period	$6,060,665	$902,074

Supplemental cash flow information:
Cash paid for interest	112,285	52,065
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	28,599	18,165
Distributions paid in stock	502,092	91,445

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
As of June 30, 2018, the Company had accepted subscriptions for, and issued 2,585,724 shares of it's Class A common stock, including 46,859 shares issued pursuant to the distribution reinvestment plan, and 107,613 shares of it's Class T common stock in the Company's initial public offering, including 2,352 shares issued pursuant to the distribution reinvestment plan resulting in gross offering proceeds of $26,262,770.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2018, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2018, and the results of its consolidated operations for the three and six months ended June 30, 2018 and 2017, the consolidated statement of stockholders’ equity for the six months ended June 30, 2018 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.  The results of the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of June 30, 2018 and December 31, 2017 consisted of demand deposits at commercial banks.
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
Revenue Recognition

The Company’s leases are accounted for as operating leases.  Certain leases provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases.  Revenue is recognized on a straight-line basis over the terms of the individual leases.  Revenue recognition under a lease begins when the tenant takes possession of or controls the physical use of the leased space.  When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. The Company’s accrued rents are included in accrued rent and accounts receivable, net, on the accompanying consolidated balance sheets. The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Additionally, cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the consolidated statements of operations in the period the related costs are incurred.

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

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC. As of June 30, 2018, the Company owns an approximately 48.8% equity interest in Hartman Three Forest Plaza LLC for $8,700,000.

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

Upon acquisition, the purchase price of properties is allocated to the tangible assets acquired, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and leasehold improvements and value of tenant relationships, any assumed debt and asset retirement obligations, if any, based on their fair values. Acquisition costs, including acquisition fees paid to the Advisor, are capitalized as part of the purchase price. Initial valuations are subject to change during the measurement period, but the measurement period ends as soon as the information is available. The measurement period shall not exceed one year from the acquisition date.
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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of June 30, 2018.

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
Organization and Offering Costs
As of June 30, 2018, total organization and offering costs incurred for the Offering amounted to $1,155,149, of which the Advisor has incurred organization and offering costs of $970,214 on behalf of the Company. The Advisor has been reimbursed $877,443 for organization and offering costs, which the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) not exceeding 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and six months ended June 30, 2018 and 2017, such costs totaled $54,957 and $848,978, and $80,728 and $848,978, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes
 The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.
For the three months ended June 30, 2018 and 2017, the Company had net loss of $156,392 and $807,406, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred a net loss of $366,335 and $768,890, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
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
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the three and six months ended June 30, 2018 or for the year ended December 31, 2017.

Loss Per Share
The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three and six months ended June 30, 2018 and 2017, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2018 and 2017 because no shares are issuable.
Concentration of Risk
The Company maintains cash accounts in one U.S. financial institution. The terms of the Company’s deposits are on demand to minimize risk. The balances of the Company’s depository accounts may exceed the federally insured limit. As of June 30, 2018, the Company had one depository account with a total of $5,582,240 in excess of the federally insured limit. No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. No tenant represents more than 10% of total annualized rental revenue for the six months ended June 30, 2018.

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

Note 3 – Real Estate

The Company’s real estate assets as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Land	$3,022,500	$1,762,500
Buildings and improvements	7,570,118	4,413,865
In-place lease value intangible	1,880,540	1,084,195
	12,473,158	7,260,560
Less accumulated depreciation and amortization	(743,730)	(402,855)
Total real estate assets	$11,729,428	$6,857,705

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense for the three months ended June 30, 2018 and 2017 was $116,286 and $46,398, respectively and $157,188 and $66,414 for the six months ended June 30, 2018 and 2017, respectively. Amortization expenses for the three months ended June 30, 2018 and 2017 was $102,750 and $0, respectively, and $183,687 and $0, respectively, for the six months ended June 30, 2018 and 2017.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	June 30, 2018	December 31, 2017
In-place lease value intangible	$1,880,540	$1,084,195
In-place leases – accumulated amortization	(467,920)	(284,233)
Acquired in-place lease intangible assets, net	$1,412,620	$799,962

Acquisition fees incurred were $0 and $142,500 for the three months ended June 30, 2018 and 2017 and $126,000 and $142,500 for the six months ended June 30, 2018 and 2017, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $22,669 and $13,219 for the three months ended June 30, 2018 and 2017, respectively, and $37,717 and $23,794 for the six months ended June 30, 2018 and 2017, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
On March 14, 2018, the Company, through Hartman Richardson Tech Center, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in a four building, multi-tenant flex/R&D property containing approximately 96,660 square feet of office space and located in Richardson, Texas.  The property is commonly known as Richardson Tech.
Richardson Tech was acquired from an unrelated third-party seller, for a purchase price, as amended, of $5,040,000, exclusive of closing costs.  The Company financed the payment of the purchase price for Richardson Tech with proceeds from the Offering and $2,520,000 mortgage loan proceeds from a bank.
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

Note 4 — Investment in unconsolidated joint venture

On April 11, 2017, the Company entered into a membership interest purchase agreement with XX OP, the operating partnership of Hartman Short Term Income Properties XX, Inc., an affiliate of the Company. Pursuant to the terms of the membership interest purchase agreement, the Company may acquire up to $10,000,000 of the equity membership interest of Hartman XX OP in Hartman Three Forest Plaza, LLC (“Three Forest Plaza LLC”).

As of June 30, 2018, the Company owns an approximately 48.8% equity interest in Three Forest Plaza LLC, which it has acquired for an aggregate purchase price of $8,700,000.

For the six months ended June 30, 2018, Three Forest Plaza LLC's operating results were as follows:

Total revenues	$3,445,811

Property operating expenses	1,000,361
Real estate taxes and insurance	521,964
Asset management fees	133,706
Depreciation and amortization	1,465,096
General and administrative	62,226
Interest expense	460,796
Total expenses	3,644,149

Net loss	$(198,338)

Equity in earnings (losses) of the unconsolidated joint venture were $2,013 and $43,422 for the three months ended June 30, 2018 and 2017, respectively, and $(96,789) and $51,821 for the six months ended June 30, 2018 and 2017, respectively. Equity in (losses) earnings of unconsolidated entities is captioned as such in the accompanying consolidated statements of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	June 30, 2018	December 31, 2017
Tenant receivables	$10,729	$13,779
Accrued rent	93,591	37,171
Allowance for uncollectible accounts	(6,804)	(12,757)
Accrued rents and accounts receivable, net	$97,516	$38,193

As of June 30, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $6,804 and $12,757, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended June 30, 2018 and 2017, the Company recorded bad debt expense (recovery) in the amount of $3,008 and $5,102, respectively, and $(5,953) and $5,102 for the six months ended June 30, 2018 and 2017, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Notes Payable, net

The following is a summary of the Company’s notes payable as of June 30, 2018:

Collateral Property	Payment Type	Maturity Date	Rate	Principal Balance
Village Pointe	Interest only	December 14, 2019	4.592%	$3,525,000
Richardson Tech Center	Interest only	March 14, 2021	4.840%	2,520,000
				6,045,000
Less unamortized loan costs				(97,834)
				$5,947,166

The Company’s wholly owned subsidiary, Hartman Village Pointe, LLC, is a party to a $3,525,000, three-year mortgage loan agreement with a bank. The mortgage loan is secured by the Village Pointe property. Hartman XX Limited Partnership, the operating partnership of Hartman Short Term Income Properties XX, Inc. and an affiliate of the Company, has executed a carveout guaranty in favor of the lender. Unamortized deferred loan costs at the time of the acquisition, on February 8, 2017, of Hartman Village Pointe, LLC were $65,195. The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is December 14, 2019. Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest. The interest rate as at June 30, 2018 was 4.592%.

The Company’s wholly owned subsidiary, Hartman Richardson Tech Center, LLC, is a party to a $2,520,000, three-year mortgage loan agreement with a bank. The mortgage loan is secured by the Richardson Tech property. Unamortized deferred loan costs at the time of the acquisition, on March 14, 2018, of Hartman Richardson Tech Center, LLC were $70,151. The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is March 14, 2021. Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest. The interest rate at June 30, 2018 was 4.840%

Interest expense for the three months ended June 30, 2018 and 2017 was $86,325 and $37,558, respectively, including $11,434 and $5,588 of deferred loan cost amortization. Interest expense for the six months ended June 30, 2018 and 2017 was $139,635 and $66,839 respectively, including $17,022 and $9,313 of deferred loan cost amortization. Unamortized deferred loan costs were $97,834 and $44,705 as of June 30, 2018 and December 31, 2017, respectively. Interest expense of $12,001 and $6,622 was payable as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Related Party Arrangements
The Advisor is a wholly owned subsidiary of Hartman Advisors LLC, a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. and its subsidiaries, of which approximately 16% of the voting stock is owned by Allen R. Hartman, the Company's Chief Executive Officer and Chairman of the Board of Directors.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 and $0 were earned by the Advisor for the three months ended June 30, 2018 and 2017, respectively, and $126,000 and $142,500 were earned for the six months ended June 30, 2018 and 2017, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the three and six months ended June 30, 2018 and 2017.

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

If the Property Manager provides construction management services related to the improvement or finishing of tenant space in the Company’s real estate properties, the Company pays the Property Manager a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, that the Company will only pay a construction management fee if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such construction management fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

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

For the three months ended June 30, 2018 and 2017, the Company incurred property management fees and reimbursable costs of $40,052 and $7,006, respectively, payable to the Property Manager and asset management fees of $22,669 and $13,219, respectively, payable to the Advisor. For the six months ended June 30, 2018 and 2017, the Company incurred property management fees and reimbursable costs of $67,021 and $12,534, respectively, payable to the Property Manager and asset management fees of $37,717 and $23,794, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

As of June 30, 2018, the Company had $105,222 due to the Advisor and $476,307 due from Hartman Short Term Income Properties XX, Inc., $6,200 due to Hartman Short Term Income Properties XIX, Inc and $44,996 due to other Hartman affiliates. As of December 31, 2017, the Company had $1,896 due from the Advisor and $274,401 due from Hartman Short Term Income Properties XX, Inc. and $7,389 due to other Hartman affiliates.

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $2,280,000 for the purchase of 251,619 Class A common shares in the Company. As of June 30, 2018, Mr. Cardwell and his affiliates owned approximately 9.7% of the Company’s outstanding stock.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

Basic loss per share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(156,392)	$(807,406)	(366,335)	(768,890)

Denominator:
Basic weighted average shares outstanding	2,448,539	715,291	2,227,070	609,423

Basic loss per common share	$(0.06)	$(1.13)	$(0.16)	$(1.26)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the three and six months ended June 30, 2018 and 2017, the Company granted 625 and 0 shares and 1,250 and 0 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $6,250 and $0 and $12,500 and $0, respectively, stock-based compensation expense for the three and six months ended June 30, 2018 and 2017.

Distributions

The following table summarizes the distributions the Company declared in cash and in shares of its common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month the Company first declared distributions) through June 30, 2018:

Period	Cash	DRP & Stock	Total
Period From inception to December 31, 2015	$—	$—	$—
First, second, third Quarters 2016	—	—	—
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Third Quarter 2017	105,245	130,776	236,021
Fourth Quarter 2017	154,145	176,470	330,615
First Quarter 2018	160,838	204,971	365,809
Second Quarter 2018	190,211	262,627	452,838
Total	$723,629	$898,752	$1,622,381

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

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recognized stock based compensation expenses of $12,500 and $0, respectively, with respect to the independent director compensation for the six months ended June 30, 2018 and 2017.
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

As of June 30, 2018, we had accepted subscriptions for, and issued 2,585,724 shares of our Class A common stock, including 46,859 shares issued pursuant to our distribution reinvestment plan, and 107,613 shares of our Class T common stock, including 2,352 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $26,262,770. As of June 30, 2018, $224,433,575 in shares of our Class A and Class T, common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan. We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2019. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Our Real Estate Investments

As of June 30, 2018, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property; and (iii) a 100% interest in a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property.
Village Pointe Property

The Village Pointe Property, located in San Antonio, Texas, was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area. As of June 30, 2018, the Village Pointe Property was 96% occupied by 12 tenants. Annual base rental income for the Village Pointe Property is $710,259. The average annual base rent per occupied square foot is $13.61 and the average annual effective rent per occupied square foot is $14.62. Our investment in the Village Pointe Property initially consisted of a minority joint venture interest. As of February 8, 2017, we owned a 100% in the Village Pointe Property. As of June 30, 2018, the Village Pointe Property is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

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

As of June 30, 2018, we own an approximately 48.8% equity interest in the Three Forest Property which we acquired for an aggregate purchase price of $8,700,000.

The Three Forest Property is a 19-story suburban office building built in 1983 comprising approximately 366,549 square feet located in Dallas, Texas. As of June 30, 2018, the Three Forest Property was 74% occupied by 40 tenants, including three roof-top tenants. Annual base rental income for the Three Forest Property is $5,375,259. The average annual base rent per occupied square foot is $19.92 and the average annual effective rent per occupied square foot is $22.52. As of June 30, 2018, the Three Forest Property is encumbered by a mortgage note payable with an outstanding balance of $17,828,000.

Richardson Tech Center Property

The Richardson Tech Center Property, located in Richardson, Texas, was built in 1987 and contains approximately 96,660 square feet of flex/R&D space. As of June 30, 2018, the Richardson Tech Center Property was 71% occupied by 12 tenants. Annual base rental income for the Richardson Tech Center Property is $560,665. The average annual base rent per occupied square foot is $8.14 and the average annual effective rent per occupied square foot is $8.14. We acquired a fee simple interest in the Richardson Tech Center Property on March 14, 2018. As of June 30, 2018, the Richardson Tech Center Property is encumbered by a mortgage note payable in the amount of $3,570,000 with an outstanding balance of $2,520,000.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2018 versus June 30, 2017.

As of June 30, 2018, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property; and (iii) a 100% interest in a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property. As of June 30, 2017, our investments in real estate assets consisted of a 100% interest in the Village Pointe Property and a 30% joint venture interest in the Three Forest Property.
Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended June 30, 2018 and 2017 we had total rental revenues and tenant reimbursements of $430,909 and $244,024, respectively. The increase of $186,885 is attributable to the 2018 acquisition of the Richardson Tech Center Property which generated revenue of $168,088 and increased revenue from the Village Pointe Property of $18,770. For the six months ended June 30, 2018 and 2017 we had total rental revenues and tenant reimbursements of $711,333 and $419,129, respectively. The increase in total rental revenues and tenant reimbursements was primarily due to the addition of the Richardson Tech Center Property which represented $195,032 of the $292,204 total increase for the six months ended

June 30, 2018 versus the six months ended June 30, 2017. The remainder of the increase was attributable to the Village Pointe Property.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees. For the three months ended June 30, 2018 and 2017, we had operating expenses of $219,138 and $105,659, respectively. The increase of $113,479 is attributable to the 2018 acquisition of the Richardson Tech Center Property. For the six months ended June 30, 2018 and 2017, we had operating expenses of $329,254 and $172,227, respectively. The increase in operating expense of $157,027 was primarily due to the addition of the Richardson Tech Center Property.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees to our advisor were $22,669 and $13,219 for the three months ended June 30, 2018 and 2017, respectively. Asset management fees to our advisor were $37,717 and $23,794 for the six months ended June 30, 2018 and 2017, respectively. The increase in asset management fees is attributable to the one property we acquired on March 14, 2018. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For the three months ended June 30, 2018 and 2017 we incurred $40,052 and $7,006, respectively, for property management fees and $0, respectively, for leasing commissions. For the six months ended June 30, 2018 and 2017 we incurred $67,021 and $12,534, respectively, for property management fees and $8,869 and $0, respectively, for leasing commissions.

Real estate taxes and insurance – Real estate taxes and insurance were $85,872 and $38,572 for the three months ended June 30, 2018 and 2017, respectively. Real estate taxes and insurance were $139,161 and $69,864 for the six months ended June 30, 2018 and 2017, respectively. The increase in cost is due to the one additional property being owned for three months ended June 30, 2018.

Depreciation and amortization – Depreciation and amortization were $219,036 and $46,398 for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization were $340,875 and $66,414 for the six months ended June 30, 2018 and 2017, respectively. The increase in cost is due to the 2018 acquisition of the Richardson Tech Center Property. Amortization expense for the three months ended June 30, 2017 does not include amortization of in-place lease value acquired with respect to the Village Pointe property which is included in the amortization expense for the three months ended June 30, 2018.

General and administrative expenses - General and administrative expenses were $9,858 and $56,259 for the three months ended June 30, 2018 and 2017, respectively. General and administrative expenses were $90,388 and $77,788 for the six months ended June 30, 2018 and 2017, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The net increase in cost is principally the result of the increase in accounting, professional fees and independent director’s compensation incurred in the six months ended June 30, 2018 versus the six months ended June 30, 2017. We expect general and administrative expenses to decrease substantially as a percentage of total revenue.

Organizational and offering costs – Effective December 31, 2016, the advisory agreement between us and our advisor was amended to provide that we would not reimburse our advisor for organization and offering costs incurred by our advisor on our behalf until we are in receipt of gross offering proceeds in our initial public offering of at least $10,000,000. For the three months ended June 30, 2018, we incurred offering and organization costs of $54,957 versus $848,978 for the three months ended June 30, 2017. As of June 30, 2018, total organization and offering costs incurred were $1,155,149, including $970,214 of organization and offering costs incurred by our advisor. Our advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. Any such reimbursement will not exceed the actual costs and expenses incurred by advisor. When recorded by us, organization costs are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.

Net loss – We generated a net loss of $156,392 and $807,406 for the three months ended June 30, 2018 and 2017, respectively, and a net loss of $366,335 and $768,890 for the six months ended June 30, 2018 and 2017, respectively. Net loss for the three and six months ended June 30, 2018 is primarily attributable to net loss from non-controlling interests in Three Forest Plaza, depreciation and amortization and organization and offering costs.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2018 and 2017 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(156,392)	$(807,406)	$(366,335)	$(768,890)
Depreciation and amortization of real estate assets (1)	578,494	355,125	1,055,842	600,325
Funds from operations (FFO)	422,102	(452,281)	689,507	(168,565)
Organization and offering costs	54,957	848,978	80,728	848,978
Modified funds from operations (MFFO)	$477,059	$396,697	$770,235	$680,413

(1)
Includes, for the three and six months ended June 30, 2018 and 2017, respectively, $359,458 and $714,967 and $308,727 and $533,911 depreciation attributable to the equity in loss of the Three Forest Property.

Distributions

The following table summarizes the distributions we declared in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month we first declared distributions) through June 30, 2018:

Period	Cash (1)	DRP & Stock (2)	Total
Period From inception to December 31, 2015	$—	$—	$—
First, second, third Quarters 2016	—	—	—
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Third Quarter 2017	105,245	130,776	236,021
Fourth Quarter 2017	154,145	176,470	330,615
First Quarter 2018	160,838	204,971	365,809
Second Quarter 2018	190,211	262,627	452,838
Total	$723,629	$898,752	$1,622,381

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the six months ended June 30, 2018, we declared aggregate distributions of $818,647 including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash used in operating activities was $203,854, our net loss was $366,335 and our FFO was $689,507. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

As of June 30, 2018, we had accepted subscriptions for, and issued 2,585,724 shares of our Class A common stock, including 46,859 shares issued pursuant to our distribution reinvestment plan, and 107,613 shares of our Class T common stock in our initial public offering, including 2,352 shares issued pursuant to our distribution reinvestment plan, in our initial public offering, resulting in gross offering proceeds of $26,262,770.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2018, our outstanding secured debt is $6,045,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of June 30, 2018, we had continuing operations from two commercial real estate properties and an investment in an unconsolidated real estate joint venture. During the six months ended June 30, 2018, net cash used in operating activities was $203,854 versus $338,304 net cash used in operating activities for the six months ended June 30, 2017.

We expect cash flows to be provided by operating activities in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $4,936,598 versus $7,677,080 for the six months ended June 30, 2017 and consisted of $4,936,598 of additions to real estate.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders. Net cash provided by financing activities for the six months ended June 30, 2018 and 2017, respectively, was $8,769,377 and $8,819,649 and consisted of the following:

•
$7,296,418 and $9,711,141, respectively, of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $(644,137) and $(803,358), respectively;

•	$2,449,849 and $0, respectively, of cash provided by borrowing under term loan agreement, net of deferred loan costs;

•	($95) and $770, respectively, of cash provided by subscriptions for common stock and escrowed investor proceeds;

•	$3,401 and $0, respectively of cash provided by insurance premium; and

•	$(336,059) and $(88,904), respectively, of cash used to pay distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2018, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2018, we had notes payable totaling an aggregate principal amount of $6,045,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

The following is a summary of our contractual obligations as of June 30, 2018:

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt obligations (1)	$6,045,000	$—	$3,525,000	$2,520,000	$—
Interest payments on outstanding debt obligations (2)	575,446	145,197	410,631	19,618	—
Purchase obligations (3)	—	—	—	—	—
Total	$6,620,446	$145,197	$3,935,631	$2,539,618	$—

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amount and projected rate of 2.75% on the floating monthly Libor rate.

(3)	Purchase obligations were excluded from contractual obligations as there were no binding purchase obligations as of June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

During the six months ended June 30, 2018, we did not make any purchases of our equity securities, pursuant to our share redemption program or otherwise.

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

In our initial public offering we are offering up to $250,000,000 in any combination of shares of our Class A and Class T common stock to the public and up to $19,000,000 in shares of our Class A and Class T common stock to our stockholders pursuant to our distribution reinvestment plan.

From our inception through June 30, 2018, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,056,601	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,155,149	Actual
Total expenses	$3,211,750

As of June 30, 2018, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $22,550,362. For the period from inception through June 30, 2018, the ratio of the cost of raising capital to capital raised was approximately 12.5%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of June 30, 2018, we had used $6,045,000 of the net proceeds from our initial public offering, plus debt financing, to purchase two properties and we had used $8,700,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

Date:     August 20, 2018

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     August 20, 2018

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)