Form 10-Q
period 2018-09-30
Hartman vREIT XXI, Inc.
filed 2018-11-16
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

As of November 2, 2018 there were 3,283,660 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Real estate assets, at cost	$12,507,236	$7,260,560
Accumulated depreciation and amortization	(955,101)	(402,855)
Real estate assets, net	11,552,135	6,857,705

Cash and cash equivalents	9,541,773	2,431,740
Investment in unconsolidated joint venture	8,026,720	8,423,699
Escrowed investor proceeds	100,000	33,866
Deferred lease commissions, net	55,220	20,339
Accrued rent and accounts receivable, net	134,417	38,193
Prepaid expenses and other assets	137,079	212,910
Due from related parties	382,300	268,908
Total assets	$29,929,644	$18,287,360

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$5,958,600	$3,480,295
Accounts payable and accrued expenses	490,168	377,860
Subscriptions for common stock	100,000	33,861
Tenants' security deposits	99,708	52,208
Total liabilities	6,648,476	3,944,224
Commitments and contingencies (Note 12)

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 2,988,828 and 1,776,683 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	29,888	17,767
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 122,718 shares and 74,634 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,227	746
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	28,011,303	16,713,160
Accumulated distributions and net income	(4,762,250)	(2,389,537)
Total stockholders' equity	23,280,168	14,342,136

Total liabilities and total equity	$29,929,644	$18,287,360

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Revenues
Rental revenues	$355,973	$183,067		$929,912	$472,308
Tenant reimbursements and other revenues	69,360	64,917		206,754	194,805
Total revenues	425,333	247,984		1,136,666	667,113

Expenses
Property operating expenses	132,030	40,964		284,406	119,533
Asset management and acquisition fees	22,669	13,219	.	60,386	37,013
Organization and offering costs	29,700	23,462		110,428	872,440
Real estate taxes and insurance	78,895	38,593		218,056	108,457
Depreciation and amortization	211,371	46,271		552,246	112,685
General and administrative	157,804	35,301		248,191	113,089
Interest expense	85,393	39,625		225,028	106,464
Total expenses	717,862	237,435		1,698,741	1,469,681
(Loss) income from operations	(292,529)	10,549		(562,075)	(802,568)

Loss on remeasurement	—	—		—	(2,194)
Equity in loss of unconsolidated joint venture	(300,190)	(63,047)		(396,979)	(128,250)
Less net income attributable to non-controlling interest	—	—		—	(5,400)
Net loss	(592,719)	(52,498)		(959,054)	(938,412)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.20)	$(0.04)		$(0.40)	$(1.10)
Weighted average number of common shares outstanding, basic and diluted	2,896,327	1,337,964		2,384,200	854,265

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2017	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	1,260,229	12,602	12,231,514	—	12,244,116
Selling commissions	—	—	(933,371)	—	(933,371)
Dividends and distributions (stock based)	—	—	—	(838,442)	(838,442)
Dividends and distributions (cash based)	—	—	—	(575,217)	(575,217)
Net loss	—	—	—	(959,054)	(959,054)
Balance at September 30, 2018	3,111,546	$31,115	$28,011,303	$(4,762,250)	$23,280,168

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net Income	$(959,054)	$(938,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18,750	18,750
Depreciation and amortization	552,246	112,685
Deferred loan and lease commission costs amortization	30,728	16,074
Equity in earnings of unconsolidated joint venture	396,979	128,250
Loss on remeasurement	—	2,194
Bad debt expense	29,707	13,605
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(125,931)	(31,048)
Deferred leasing commissions	(37,153)	(21,903)
Prepaid expenses and other assets	(74,169)	(45,401)
Accounts payable and accrued expenses	93,144	140,840
Due from related parties	(113,392)	(547,633)
Tenants' security deposits	47,500	—
Net cash used by operating activities	(140,645)	(1,151,999)
Cash flows from investing activities:
Additions to real estate	(5,096,676)	(27,423)
Investment in formerly unconsolidated joint venture	—	(2,214,480)
Investment in unconsolidated joint venture	—	(6,700,000)
Net cash used in investing activities	(5,096,676)	(8,941,903)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,382,247	13,544,165
Distributions paid in cash	(551,376)	(194,058)
Payment of selling commissions	(933,371)	(1,202,355)
Deferred loan costs paid	(70,151)	—
Proceeds from term loan notes	2,520,000	—
Escrowed investor proceeds	(66,134)	38,725
Subscriptions for common stock	66,139	(37,955)
Net cash provided by financing activities	12,347,354	12,148,522

Net change in cash and cash equivalents	7,110,033	2,054,620
Cash and cash equivalents at the beginning of period	2,431,740	97,810
Cash and cash equivalents at the end of period	$9,541,773	$2,152,430

Supplemental cash flow information:
Cash paid for interest	$190,556	$84,157
Supplemental disclosures of non-cash investing and financing activities:
Distributions payable	$43,273	$46,225
Distributions paid in stock	$795,169	$206,233

Village Pointe Assets/ Liabilities:
Real estate	$—	$7,050,000
Note payable, net	$—	$(3,459,805)
Net other assets and liabilities	$—	$171,635

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Business
Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation and the Company elected to be treated as a real estate investment trust (“REIT”) beginning with its taxable year ended December 31, 2017. The Company’s fiscal year end is December 31.
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
As of September 30, 2018, the Company had accepted subscriptions for, and issued 2,988,828 shares of its Class A common stock, including 63,355 shares issued pursuant to the distribution reinvestment plan and 55,634 shares issued as stock distributions. The Company had accepted subscriptions for, and issued 122,718 shares of its Class T common stock, including 3,402 share issued pursuant to the distribution reinvestment plan and 1,930 shares issued as stock distributions. Total gross offering proceeds were $30,385,621.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2017 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2018, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2018, and the results of its consolidated operations for the three and nine months ended September 30, 2018 and 2017, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.  The results of the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The Company's consolidated financial statements for the quarterly period ended September 30, 2017, as originally issued on November 14, 2017, were restated to correct a material error related to equity in earnings of unconsolidated subsidiary. Information as of September 30, 2017 and for the three and nine months then ended included in these comparative consolidated financial statements, reflect the corrected consolidated financial statements issued April 2, 2018.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of September 30, 2018 and December 31, 2017 consisted of demand deposits at commercial banks.
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cost recoveries from tenants are included in the Tenant Reimbursement and Other Revenues line item in the consolidated statements of operations in the period the related costs are incurred.

As of January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers," (“ASU 2014-09”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09.

Investment in Unconsolidated Joint Venture
As of January 19, 2017, the Company owned more than 50% of Hartman Village Pointe, LLC, whose sole asset is the property known as Village Pointe (the "Village Pointe Property") and as of that date, and from that point forward Hartman Village Pointe, LLC is included in these consolidated financial statements. Effective February 8, 2017, the Company owned all of Hartman Village Pointe, LLC.

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC. As of September 30, 2018, the Company owns an approximately 48.8% equity interest in Hartman Three Forest Plaza LLC for $8,700,000.

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
Land and building and improvement fair values are derived based upon the Company’s estimate of fair value after giving effect to estimated replacement cost less depreciation or estimates of the relative fair value of these assets using discounted cash flow analysis or similar methods.
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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of September 30, 2018.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

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
Organization and Offering Costs
As of September 30, 2018, total organization and offering costs incurred for the Offering amounted to $1,184,849, of which the Advisor has incurred organization and offering costs of $970,214 on behalf of the Company. The Advisor has been reimbursed $877,443 for organization and offering costs, which the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) not exceeding 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and nine months ended September 30, 2018 and 2017, such costs totaled $29,700 and $23,462, and $110,428 and $872,440, respectively.

Income Taxes
 The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017.  If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on its income and property, and federal income and excise taxes on its undistributed income. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.
For the three months ended September 30, 2018 and 2017, the Company had net loss of $592,719 and $52,498, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred a net loss of $959,054 and $938,412, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
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
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the three and nine months ended September 30, 2018 or for the year ended December 31, 2017.

Loss Per Share
The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three and nine months ended September 30, 2018 and 2017, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 because no shares are issuable.
Concentration of Risk
The Company maintains cash accounts in one U.S. financial institution. The terms of the Company’s deposits are on demand to minimize risk. The balances of the Company’s depository accounts may exceed the federally insured limit. As of September 30, 2018, the Company had two depository accounts with a total of $8,760,723 in excess of the federally insured limit. No losses have been incurred in connection with these deposits.

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
Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. No tenant represents more than 10% of total annualized rental revenue for the nine months ended September 30, 2018.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 3 – Real Estate

The Company’s real estate assets as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Land	$3,022,500	$1,762,500
Buildings and improvements	7,604,196	4,413,865
In-place lease value intangible	1,880,540	1,084,195
	12,507,236	7,260,560
Less accumulated depreciation and amortization	(955,101)	(402,855)
Total real estate assets	$11,552,135	$6,857,705

Depreciation expense for the three months ended September 30, 2018 and 2017 was $109,115 and $46,271, respectively and $266,303 and $112,685 for the nine months ended September 30, 2018 and 2017, respectively. Amortization expenses for the three months ended September 30, 2018 and 2017 was $102,256 and $0, respectively, and $285,943 and $0, respectively, for the nine months ended September 30, 2018 and 2017.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	September 30, 2018	December 31, 2017
In-place lease value intangible	$1,880,540	$1,084,195
In-place leases – accumulated amortization	(570,176)	(284,233)
Acquired in-place lease intangible assets, net	$1,310,364	$799,962

Acquisition fees incurred were $0 and $0 for the three months ended September 30, 2018 and 2017 and $126,000 and $142,500 for the nine months ended September 30, 2018 and 2017, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $22,669 and $13,219 for the three months ended September 30, 2018 and 2017, respectively, and $60,386 and $37,013 for the nine months ended September 30, 2018 and 2017, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
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

As of January 19, 2017, the Company owned more than 50% of Hartman Village Pointe, LLC and as of that date, and from that point forward Hartman Village Pointe, LLC is included in these consolidated financial statements. As of February 8, 2017, the Company owned 100% of Hartman Village Pointe, LLC.

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

As of September 30, 2018, the Company owns an approximately 48.8% equity interest in Three Forest Plaza LLC, which it has acquired for an aggregate purchase price of $8,700,000.

For the three and nine months ended September 30, 2018, Three Forest Plaza LLC's operating results were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Total revenues	$1,478,867	$4,924,678

Property operating expenses	565,103	1,565,463
Real estate taxes and insurance	260,374	782,338
Asset management fees	66,853	200,559
Depreciation and amortization	954,498	2,419,594
General and administrative	33,116	95,343
Interest expense	214,067	674,863
Total expenses	2,094,011	5,738,160

Net loss	$(615,144)	$(813,482)

Equity in losses of the unconsolidated joint venture were $(300,190) and $(63,047) for the three months ended September 30, 2018 and 2017, respectively, and $(396,979) and $(128,250) for the nine months ended September 30, 2018 and 2017, respectively. Equity in (losses) earnings of unconsolidated entities is captioned as such in the accompanying consolidated statements of operations.

On October 1, 2018, Three Forest Plaza LLC contributed the Three Forest Plaza property to Hartman SPE, LLC, a special purpose entity formed for the purpose of refinancing certain indebtedness of Hartman Short Term Income Properties XX, Inc., Hartman Short Term Income Properties XIX, Inc. and Hartman Income REIT, Inc.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net asset value of the Company's minority interest in Three Forest Plaza, LLC was $18,486,000. The Company received a 5.89% membership interest in Hartman SPE, LLC in exchange for its 48.8% minority interest in Three Forest Plaza, LLC.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	September 30, 2018	December 31, 2017
Tenant receivables	$45,127	$13,779
Accrued rent	131,754	37,171
Allowance for uncollectible accounts	(42,464)	(12,757)
Accrued rents and accounts receivable, net	$134,417	$38,193

As of September 30, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $42,464 and $12,757, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended September 30, 2018 and 2017, the Company recorded bad debt expense in the amount of $35,660 and $8,503, respectively, and $29,707 and $13,605 for the nine months ended September 30, 2018 and 2017, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Notes Payable, net

The following is a summary of the Company’s notes payable as of September 30, 2018:

Collateral Property	Payment Type	Maturity Date	Rate	Principal Balance
Village Pointe	Interest only	December 14, 2019	4.859%	$3,525,000
Richardson Tech Center	Interest only	March 14, 2021	4.859%	2,520,000
				6,045,000
Less unamortized loan costs				(86,400)
				$5,958,600

The Company’s wholly owned subsidiary, Hartman Village Pointe, LLC, is a party to a $3,525,000, three-year mortgage loan agreement with a bank. The mortgage loan is secured by the Village Pointe Property. Hartman XX Limited Partnership, the operating partnership of Hartman Short Term Income Properties XX, Inc. and an affiliate of the Company, has executed a carveout guaranty in favor of the lender. Unamortized deferred loan costs at the time of the acquisition, on February 8, 2017, of Hartman Village Pointe, LLC were $65,195. The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is December 14, 2019. Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest. The interest rate as at September 30, 2018 was 4.859%.

The Company’s wholly owned subsidiary, Hartman Richardson Tech Center, LLC, is a party to a $2,520,000, three-year mortgage loan agreement with a bank. The mortgage loan is secured by the Richardson Tech property. Unamortized deferred loan costs at the time of the acquisition, on March 14, 2018, of Hartman Richardson Tech Center, LLC were $70,151. The interest rate is one-month LIBOR plus 2.75%. The loan is payable in monthly installments of interest only until the initial maturity date which is March 14, 2021. Thereafter, if the loan is extended pursuant to the terms of the loan agreement, the loan will be payable in monthly installments of principal and interest. The interest rate at September 30, 2018 was 4.859%

Interest expense for the three months ended September 30, 2018 and 2017 was $85,393 and $39,625, respectively, including $11,434 and $5,588 of deferred loan cost amortization. Interest expense for the nine months ended September

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

30, 2018 and 2017 was $225,028 and $106,464 respectively, including $28,456 and $14,901 of deferred loan cost amortization. Unamortized deferred loan costs were $86,400 and $44,705 as of September 30, 2018 and December 31, 2017, respectively. Interest expense of $12,638 and $6,622 was payable as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 and $0 were earned by the Advisor for the three months ended September 30, 2018 and 2017, respectively, and $126,000 and $142,500 were earned for the nine months ended September 30, 2018 and 2017, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the three and nine months ended September 30, 2018 and 2017.

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

For the three months ended September 30, 2018 and 2017, the Company incurred property management fees and reimbursable costs of $41,919 and $7,128, respectively, payable to the Property Manager and asset management fees of $22,669 and $13,219, respectively, payable to the Advisor. For the nine months ended September 30, 2018 and 2017, the Company incurred property management fees and reimbursable costs of $98,275 and $14,747, respectively, payable to the Property Manager and asset management fees of $60,386 and $37,013, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

As of September 30, 2018, the Company had $7,558 due to the Advisor and $485,451 due from Hartman Short Term Income Properties XX, Inc. and $95,593 due to other Hartman affiliates. As of December 31, 2017, the Company had $1,896 due from the Advisor and $274,401 due from Hartman Short Term Income Properties XX, Inc. and $7,389 due to other Hartman affiliates.

Mr. Jack Cardwell, an independent director, and his affiliates, have invested $2,280,000 for the purchase of 251,619 Class A common shares in the Company. As of September 30, 2018, Mr. Cardwell and his affiliates owned approximately 8.1% of the Company’s outstanding stock.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

Basic loss per share is computed using net income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(592,719)	$(52,498)	$(959,054)	$(938,412)

Denominator:
Basic weighted average shares outstanding	2,896,327	1,337,964	2,384,200	854,265

Basic loss per common share	$(0.20)	$(0.04)	$(0.40)	$(1.10)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the three and nine months ended September 30, 2018 and 2017, the Company granted 625 and 625 shares and 1,875 and 1,875 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $6,250 and $6,250 and $18,750 and $18,750, respectively, stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017.

Distributions

The following table summarizes the distributions the Company declared in cash and in shares of its common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month the Company first declared distributions) through September 30, 2018:

Period	Cash	DRP & Stock	Total
Period From inception to December 31, 2015	$—	$—	$—
First, second, third Quarters 2016	—	—	—
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Third Quarter 2017	105,245	130,776	236,021
Fourth Quarter 2017	154,145	176,470	330,615
First Quarter 2018	160,838	204,971	365,809
Second Quarter 2018	190,211	262,627	452,838
Third Quarter 2018	224,168	370,844	595,012
Total	$947,797	$1,269,596	$2,217,393

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

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recognized stock based compensation expenses of $18,750 and $18,750, respectively, with respect to the independent director compensation for the nine months ended September 30, 2018 and 2017.
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

As of September 30, 2018, we had accepted subscriptions for, and issued 2,988,828 shares of our Class A common stock, including 63,355 shares issued pursuant to our distribution reinvestment plan, and 112,718 shares of our Class T common stock, including 3,402 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $30,385,621. As of September 30, 2018, $220,618,856 in shares of our Class A and Class T, common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan. We intend to use the net proceeds from our initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2019. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

We elected under Section 856 (c) the Internal Revenue Code to be taxed as a REIT beginning with our taxable year ending December 31, 2017. As a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Our Real Estate Investments

As of September 30, 2018, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property; and (iii) a 100% interest in a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property.
Village Pointe Property

The Village Pointe Property, located in San Antonio, Texas, was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area. As of September 30, 2018, the Village Pointe Property was 94% occupied by 12 tenants. Annual base rental income for the Village Pointe Property is $668,373. The average annual base rent per occupied square foot is $13.04 and the average annual effective rent per occupied square foot is $13.14. Our investment in the Village Pointe Property initially consisted of a minority joint venture interest. As of February 8, 2017, we owned a 100% in the Village Pointe Property. As of September 30, 2018, the Village Pointe Property is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

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

The Three Forest Property is a 19-story suburban office building built in 1983 comprising approximately 366,549 square feet located in Dallas, Texas. As of September 30, 2018, the Three Forest Property was 77% occupied by 40 tenants, including three roof-top tenants. Annual base rental income for the Three Forest Property is $5,397,713. The average annual base rent per occupied square foot is $19.23 and the average annual effective rent per occupied square foot is $19.72. As of September 30, 2018, the Three Forest Property is encumbered by a mortgage note payable with an outstanding balance of $17,828,000.

As of September 30, 2018, we owned an approximately 48.8% equity interest in the Three Forest Property which we acquired for an aggregate purchase price of $8,700,000.

On October 1, 2018, Three Forest Plaza LLC contributed the Three Forest Plaza property to Hartman SPE, LLC, a special purpose entity formed for the purpose of refinancing certain indebtedness of Hartman Short Term Income Properties XX, Inc., Hartman Short Term Income Properties XIX, Inc. and Hartman Income REIT, Inc.

The net asset value of the our minority interest in Three Forest Plaza, LLC was $18,486,000. We received a 5.89% membership interest in Hartman SPE, LLC in exchange for our 48.8% minority interest in Three Forest Plaza, LLC.

The conversion of our minority interest in Three Forest Plaza in favor of our investment in Hartman SPE LLC transforms our opportunity for earnings and growth from a single asset into an opportunity for earnings and growth from a diversified portfolio of 39 office, retail and industrial assets.

Richardson Tech Center Property

The Richardson Tech Center Property, located in Richardson, Texas, was built in 1987 and contains approximately 96,660 square feet of flex/R&D space. As of September 30, 2018, the Richardson Tech Center Property was 71% occupied by 12 tenants. Annual base rental income for the Richardson Tech Center Property is $561,816. The average annual base rent per occupied square foot is $8.16 and the average annual effective rent per occupied square foot is $9.14. We acquired a fee simple interest in the Richardson Tech Center Property on March 14, 2018. As of September 30, 2018, the Richardson Tech Center Property is encumbered by a mortgage note payable in the amount of $3,570,000 with an outstanding balance of $2,520,000.

REIT Compliance

We elected under Section 856(c) of the Internal Revenue Code to be taxed as a REIT beginning with the taxable year ending December 31, 2017. As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2018 versus September 30, 2017.

As of September 30, 2018, our investments in real estate assets consist of (i) a 100% interest in a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; (ii) a 48.8% ownership interest in a joint venture which owns a suburban office building located in Dallas, Texas which we refer to as the Three Forest Property; and (iii) a 100% interest in a flex/R&D property located in Richardson, Texas, which we refer to as the

Richardson Tech Center Property. As of September 30, 2017, our investments in real estate assets consisted of a 100% interest in the Village Pointe Property and a 30% joint venture interest in the Three Forest Property.
Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2018 and 2017 we had total rental revenues and tenant reimbursements of $425,333 and $247,984, respectively. The increase of $177,349 is primarily attributable to the 2018 acquisition of the Richardson Tech Center Property which generated revenue of $157,385. For the nine months ended September 30, 2018 and 2017 we had total rental revenues and tenant reimbursements of $1,136,666 and $667,113, respectively. The increase in total rental revenues and tenant reimbursements was primarily due to the addition of the Richardson Tech Center Property which represented $349,851 of the $469,553 total increase for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017. The remainder of the increase was attributable to the Village Pointe Property.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees. For the three months ended September 30, 2018 and 2017, we had operating expenses of $233,594 and $92,776, respectively. The increase of $140,818 is attributable to the 2018 acquisition of the Richardson Tech Center Property. For the nine months ended September 30, 2018 and 2017, we had operating expenses of $562,848 and $265,003, respectively. The increase in operating expense of $297,845 was primarily due to the addition of the Richardson Tech Center Property.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees to our advisor were $22,669 and $13,219 for the three months ended September 30, 2018 and 2017, respectively. Asset management fees to our advisor were $60,386 and $37,013 for the nine months ended September 30, 2018 and 2017, respectively. The increase in asset management fees is attributable to the one property we acquired on March 14, 2018. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For the three months ended September 30, 2018 and 2017 we incurred $11,615 and $7,128, respectively, for property management fees and $28,284 and $21,903, respectively, for leasing commissions. For the nine months ended September 30, 2018 and 2017 we incurred $31,262 and $14,747, respectively, for property management fees and $37,153 and $21,903, respectively, for leasing commissions.

Real estate taxes and insurance – Real estate taxes and insurance were $78,895 and $38,593 for the three months ended September 30, 2018 and 2017, respectively. Real estate taxes and insurance were $218,056 and $108,457 for the nine months ended September 30, 2018 and 2017, respectively. The increase in cost is due to the one additional property being owned since March 14, 2018.

Depreciation and amortization – Depreciation and amortization were $211,371 and $46,271 for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization were $552,246 and $112,685 for the nine months ended September 30, 2018 and 2017, respectively. The increase in cost is due to the 2018 acquisition of the Richardson Tech Center Property.

General and administrative expenses - General and administrative expenses were $157,804 and $35,301 for the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses were $248,191 and $113,089 for the nine months ended September 30, 2018 and 2017, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The net increase in cost is principally the result of the increase in accounting, professional fees and independent director’s compensation.

Organizational and offering costs – Effective December 31, 2016, the advisory agreement between us and our advisor was amended to provide that we would not reimburse our advisor for organization and offering costs incurred by our advisor on our behalf until we are in receipt of gross offering proceeds in our initial public offering of at least $10,000,000. For the three months ended September 30, 2018, we incurred offering and organization costs of $29,700 versus $23,462 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we incurred offering and organization costs of $110,428 versus $872,440 for the nine months ended September 30, 2017. As of September 30, 2018, total organization and offering costs incurred were $1,184,849 including $970,214 of organization and offering costs incurred by our advisor. Our advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. Any such reimbursement will not exceed the actual costs and expenses incurred by advisor. When recorded by us, organization costs are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.

Net (loss) income – We generated a net loss of $592,719 and income of $52,498 for the three months ended September 30, 2018 and 2017, respectively, and a net loss of $959,054 and $938,412 for the nine months ended September 30, 2018 and 2017, respectively. Net loss for the three and nine months ended June 30, 2018 is primarily attributable to net loss from non-controlling interests in Three Forest Plaza, depreciation and amortization and organization and offering costs.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2018 and 2017 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(592,719)	$(52,498)	$(959,054)	$(938,412)
Depreciation and amortization of real estate assets (1)	677,166	311,902	1,733,008	544,996
Funds from operations (FFO)	84,447	259,404	773,954	(393,416)
Organization and offering costs	29,700	23,462	110,428	872,440
Modified funds from operations (MFFO)	$114,147	$282,866	$884,382	$479,024

(1)
Includes, for the three and nine months ended September 30, 2018 and 2017, respectively, $465,795 and $1,180,762 and $265,331 and $432,311 depreciation attributable to the equity in loss of the Three Forest Property.

Distributions

The following table summarizes the distributions we declared in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from December 2016 (the month we first declared distributions) through September 30, 2018:

Period	Cash (1)	DRP & Stock (2)	Total
Period From inception to December 31, 2015	$—	$—	$—
First, second, third Quarters 2016	—	—	—
Fourth Quarter 2016	6,121	2,226	8,347
First Quarter 2017	35,853	34,514	70,367
Second Quarter 2017	71,216	87,168	158,384
Third Quarter 2017	105,245	130,776	236,021
Fourth Quarter 2017	154,145	176,470	330,615
First Quarter 2018	160,838	204,971	365,809
Second Quarter 2018	190,211	262,627	452,838
Third Quarter 2018	224,168	370,844	595,012
Total	$947,797	$1,269,596	$2,217,393

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the nine months ended September 30, 2018, we declared aggregate distributions of $1,413,659 including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash used in operating activities was $140,645, our net loss was $959,054 and our FFO was $884,382. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

As of September 30, 2018, we had accepted subscriptions for, and issued 2,988,828 shares of our Class A common stock, including 63,355 shares issued pursuant to our distribution reinvestment plan, and 122,718 shares of our Class T common stock in our initial public offering, including 3,402 shares issued pursuant to our distribution reinvestment plan, in our initial public offering, resulting in gross offering proceeds of $30,385,621.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2018, our outstanding secured debt is $6,045,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of September 30, 2018, we had continuing operations from two commercial real estate properties and an investment in an unconsolidated real estate joint venture. During the nine months ended September 30, 2018, net cash used in operating activities was $140,645 versus $1,151,999 net cash used in operating activities for the nine months ended September 30, 2017. We expect cash flows to be provided by operating activities in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $5,096,676 versus $8,941,903 for the nine months ended September 30, 2017 and consisted of additions to real estate.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and distributions paid to our common stockholders. Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017, respectively, was $12,347,354 and $12,148,522 and consisted of the following:

•
$11,382,247 and $13,544,165, respectively, of cash provided by offering proceeds related to our public offering, less payments of commissions on sales of common stock and related dealer manager fees of $933,371 and $1,202,355, respectively;

•	$2,520,000 and $0, respectively, of cash provided by borrowing under term loan agreement, net of deferred loan costs $70,151 and 0;

•	$5 and $770, respectively, of cash provided by subscriptions for common stock and escrowed investor proceeds; and

•	$551,376 and $194,058, respectively, of cash used to pay distributions.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2018, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2018, we had notes payable totaling an aggregate principal amount of $6,045,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

During the nine months ended September 30, 2018, we did not make any purchases of our equity securities, pursuant to our share redemption program or otherwise.

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

From our inception through September 30, 2018, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,341,835	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,184,849	Actual
Total expenses	$3,526,684

As of September 30, 2018, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $26,858,937. For the period from inception through September 30, 2018, the ratio of the cost of raising capital to capital raised was approximately 13.1%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of September 30, 2018, we had used $6,045,000 of the net proceeds from our initial public offering, plus debt financing, to purchase two properties and we had used $8,700,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

Date:     November 16, 2018

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     November 16, 2018

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)