Form 10-K
period 2018-12-31
Hartman vREIT XXI, Inc.
filed 2019-04-16
CIK 1654948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________
FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 OR

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___Commission File Number 333-207711
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
Emerging growth company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
There is no established market for the registrant's shares of common stock.  There were 2,671,237 shares of common stock held by non-affiliates as of June 30, 2018; the last business day of the registrants most recently completed second fiscal quarter.

As of March 31, 2019, there were 4,569,193 shares of the Registrant's common shares issued and outstanding.

HARTMAN vREIT XXI, INC.

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

As of December 31, 2018, we had accepted subscriptions for, and issued 3,591,757 shares of our Class A common stock in our initial public offering, including 142,561 shares issued pursuant to our distribution reinvestment plan, and 129,668 shares of our Class T common stock in our initial public offering, including 7,595 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $36,416,537. As of December 31, 2018, $214,340,864 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2019, three years from the date of the commencement of our initial public offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

Hartman XXI Advisors, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions.  Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Hartman Income REIT Management, Inc., a Texas corporation, is the property manager for our real estate investments. Hartman Income REIT Management, Inc. is a wholly owned subsidiary of Hartman Income REIT, Inc., a Maryland corporation.  As of December 31, 2018, Allen R. Hartman, our Chief Executive Officer and the Chief Executive Officer of our advisor, and his affiliate, the Hartman Family Trust, own approximately 16% of the voting stock of Hartman Income REIT, Inc.  We refer to Hartman Income REIT Management, Inc. as our “sponsor” and “property manager.”

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

We elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code beginning with our taxable year ended December 31, 2017. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied.  Failing to qualify as a REIT could materially and adversely affect our net income.

We intend to use the net proceeds from our initial public offering to continue to acquire commercial real properties located primarily in Texas.  For additional information, see “Investment Strategy” below.

As of December 31, 2018, our portfolio consisted of 100% ownership of three commercial properties and a membership interest in an unconsolidated entity with other Hartman affiliates. For additional information, see “Investment Portfolio” below.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057, and our main telephone number is 713-467-2222.

2018 Highlights:

During the year ended December 31, 2018, we:

• raised $17,345,813 in gross offering proceeds in our initial public offering;

• acquired a flex/R&D property in Richardson, Texas and an office property in San Antonio, Texas; and

• contributed our 48.8% joint venture interest in an office property located in Dallas, Texas to a special purpose entity joint venture with Hartman affiliates which owns 39 commercial properties.

Investment Objectives

       Our primary investment objectives are to:

· realize growth in the value of our investments;

· preserve, protect and return stockholders’ capital contributions; and

· grow net cash from operations and pay regular cash distributions to our stockholders.

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

Investment Portfolio

As of December 31, 2018, our investments in real estate assets consist of (i) a retail shopping center located in San Antonio, Texas, which we refer to as Village Pointe; (ii) a flex/R&D property located in Richardson, Texas, which we refer to Richardson Tech Center; (iii) an office building located in San Antonio, Texas, which we refer to as the Spectrum Building; and (iv) 5.89% ownership interest in a special purpose entity which includes membership of other Hartman affiliates.  See Item 2 - "Properties."

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders.  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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
We commenced operations on November 14, 2016 and have a limited operating history.  We have made four investments in real estate. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our Sponsor or the parent of our Sponsor.  Our lack of an operating history increases the risk and uncertainty that you face in making an investment in our shares relative to an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
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
D.H. Hill Securities LLLP is the dealer manager for our initial public offering. The success of our initial public offering, and our ability to implement our business strategy, is dependent upon the ability of our dealer manager to build and maintain a network of broker-dealers to sell our shares. If our dealer manager is not successful in establishing, operating and managing this network of broker-dealers for our initial public offering, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, because our initial public offering is a “best efforts” offering, we may not raise proceeds in our initial public offering sufficient to meet our investment objectives.
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
Although we have, and continue to expect to invest in office, retail, industrial, and warehouse properties located primarily in Texas, we may also invest in other real estate asset classes located throughout the United States. Except as described in our prospectus, we are not restricted as to the percentage of our offering proceeds that may be invested in properties as compared with the percentage of our proceeds that we may invest in other investments, each of which may be leveraged and will have differing risks and profit potential. Further, we are not limited with respect to the percentage of our offering proceeds that may be invested in any one investment. The greater the percentage of our offering proceeds invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable.
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
Our share redemption program may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed, or at the NAV per share price at the time of redemption, subject to the Board of Directors' discretion.  We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed to no more than (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment program in the prior calendar year plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and such additional funds as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to amend, suspend or terminate the share redemption program at any time upon 30 days’ notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination or suspension of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, the price at which the stock will be redeemed may not be the same price they paid for any shares of our common stock being redeemed.
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

Another anti-takeover statute under Maryland law, the Control Share Acquisition Act, provides that the holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to such control shares, except to the extent approved by a vote of two-thirds of the votes entitled to vote generally in the election of directors, excluding votes cast by the acquirer, by officers or by directors who are employees of the corporation.  Should our board of directors opt into these provisions of Maryland Law in the future, it may discourage offers from third parties to acquire us and increase the difficulty of consummating any offer.
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

Risks Related to Investments in Real Estate
A decrease in demand for office, retail or inducstrial space may have a material adverse effect on our financial condition and results of operations.
We expect that our portfolio of properties will consist primarily of office, retail, industrial, and warehouse properties. A decrease in the demand for office,  retail or industrial space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations.

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
Our advisor relies on information technology networks and systems in providing services to us, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. They also may be critical to the operations of certain of our tenants. Although we believe we will be able to maintain the security and integrity of these types of networks and related systems, or implement various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we are not aware that we have experienced any significant cyber-attacks or cyber-intrusions, we may not be able to anticipate or implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•damage our reputation among our tenants and stockholders generally.

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
Our charter limits our leverage to 300% of our net assets and our board of directors has adopted a policy that our debt financing will be approximately 50% of the aggregate costs of our investments but we may exceed this limit with the approval of the independent directors of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and not more than 25% of our assets may be represented by non qualified publicly offered REIT debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.
In order to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of the outstanding shares of our stock may be owned directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Our charter prohibits (unless otherwise permitted by the Board of Directors) beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” The constructive ownership rules under the Internal Revenue Code and our charter are complex and may cause shares of our stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.8% of the outstanding shares of our common stock or our capital stock, respectively, and thus violate the ownership limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of an ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, any gain from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax on the gain. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
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
Our Taxable REIT subsidiaries (TRSs) are subject to special rules that may result in increased taxes.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2018, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as Village Pointe; a flex/R&D property located in Richardson, Texas, which we refer to as Richardson Tech Center; and an office property located in San Antonio, Texas, which we refer to as the Spectrum Building. We own a 5.89% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE interest.

Village Pointe

Village Pointe, located in San Antonio, Texas, was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area. As of December 31, 2018, the Village Pointe Property was 79% occupied by 11 tenants. Annual base rental income for Village Pointe is $568,262. The average annual base rent per occupied square foot is $13.22. As of December 31, 2018, Village Pointe is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

Richardson Tech Center

Richardson Tech Center, located in Richardson, Texas, was built in 1987 and contains approximately 96,660 square feet of flex/R&D space. As of December 31, 2018, Richardson Tech Center was 69% occupied by 12 tenants. Annual base rental income for Richardson Tech Center is $567,455. The average annual base rent per occupied square foot is $8.51. As of December 31, 2018, Richardson Tech Center is encumbered by a mortgage note payable in the amount of $3,570,000 with an outstanding balance of $2,520,000.

Spectrum Building

The Spectrum Building, located in San Antonio, Texas, was built in 1986 and contains approximately 175,390 square feet of office space. As of December 31, 2018, the Spectrum Building was 88% occupied by 11 tenants. Annual base rental income for the Spectrum Building is $3,561,719. The average annual base rent per occupied square foot is $23.16. As of December 31, 2018, the Spectrum Building is encumbered by a mortgage and is a collateral property for a $20 million revolving credit facility with a bank.

Hartman SPE LLC

On October 1, 2018, we acquired a 5.89% member interest in Hartman SPE LLC in exchange for our 48.8% minority interest in Three Forest Plaza, an office property owned jointly with Hartman Short Term Income Properties XX, Inc. Hartman SPE LLC owns 39 commercial properties located in Houston, Dallas, Richardson, Arlington and San Antonio, Texas comprising approximately 6.6 million square feet.

Effective March 1, 2019, we exchanged 3.42% of our 5.89% interest in Hartman SPE LLC for 700,302.45 common shares of Hartman Short Term Income Properties XX, Inc.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 31, 2019, we had 4,569,193 shares of our common stock issued and outstanding held by a total of 854 stockholders, comprised of 4,429,410 shares of our Class A common stock held by a total of 811 stockholders and 139,783 shares of our Class T common stock held by a total of 43 stockholders. The number of stockholders is based on the records of Great Lakes Fund Solutions, Inc., which serves as our transfer agent.

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
Our board of directors has not determined an estimated net asset value per share for our common stock as of December 31, 2018 as of the filing of this Annual Report on Form 10-K.

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

We issued 2,500 shares of restricted Class A common stock in the aggregate to our independent directors in each of 2019, 2018 and 2017 in fulfillment of shares granted for 2018, 2017 and 2016, respectively, service on our board of directors.  Shares issued to our independent directors as compensation for their service on our board of directors are issued pursuant to our independent directors’ compensation plan.

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

As of December 31, 2018, we had accepted subscriptions for, and issued 3,591,757 shares of our Class A common stock in our initial public offering, including 142,561 shares issued pursuant to our distribution reinvestment plan, and 129,668 shares of our Class T common stock in our initial public offering, including 7,595 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $36,416,537.

As of December 31, 2018, we had incurred selling commissions, dealer manager fees and distribution and shareholder servicing fee, and our advisor had incurred organization and other offering costs in our initial public offering in the amounts set forth in the table below. Our dealer manager reallowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,734,316	Actual
Finders’ fees	$—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,194,403	Actual
Total expenses	$3,928,719

We intend to use the net proceeds from our initial public offering to continue to acquire or invest in a portfolio of commercial real estate properties. As of December 31, 2018, we have invested approximately $38,044,000, including approximately $23,730,000 of net offering proceeds from our initial public offering, to purchase our initial investments in commercial real estate properties.

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
The applicable discount will vary based upon the length of time that a stockholder has held the shares of our common stock subject to redemption, as set forth in the following table:

Share Purchase Anniversary	Redemption Price as a Percentage of Applicable Purchase Price Per Share
1 year or more	90%
2 years or more	92.5%
3 years or more	95%
4 years or more	97.5%
5 years or more	100%
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
For the years ended December 31, 2018 and December 31, 2017, we received 3 and 0 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2018, we redeemed 9,184.523 shares at a weighted average price per share of $9.30 per share. For the year ended December 31, 2017, we redeemed 0 shares. For the period from our initial public offering commencement date to December 31, 2018, we received and fulfilled 3 redemption requests representing 9,184.523 shares of our common stock. Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2018, we had no unfulfilled redemption requests.

During the three months ended December 31, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2018	4,066.536	—	$—	(2)
November 2018	5,117.987	4,066.536	$8.96	(2)
December 2018	—	5,117.987	$9.57	(2)
Total	9,184.523	9,184.523	$9.30

(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) The number of shares that may be redeemed pursuant to our share redemption program will not exceed (i) 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of the redemption and (ii) those share redemptions that can be funded with proceeds from our distribution reinvestment plan plus, if we had positive net operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

See "Subsequent Events" herein for information about our changes to the Share Redemption Program.

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

The following table reflects the total distributions the Company has paid in cash, stock and pursuant to our distribution reinvestment plan for the years ended December 31, 2018 and 2017:

Period	Cash	DRP & Stock	Total
First Quarter 2018	$153,832	$192,202	$346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
Total	$788,270	$1,075,562	$1,863,832
First Quarter 2017	$26,621	$19,340	$45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
Total	$321,394	$368,613	$690,007

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

Item 6.    Selected Financial Data

The following selected financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data	2018	2017
Total real estate assets, at cost	$29,674,731	$7,260,560
Total real estate assets, net	28,465,339	6,857,705
Total assets	$43,502,239	$18,287,360
Notes payable, net	14,086,330	3,480,295
Total liabilities	15,183,958	3,944,224
Total special limited partnership interests	1,000	1,000
Total stockholders’ equity	$28,317,281	$14,342,136

	For the year ended December 31,
Operating Data	2018	2017
Total revenues	$1,550,246	$918,144
Equity in loss of unconsolidated entity	(396,979)	(270,901)
Net loss	(1,292,229)	(1,537,566)
Net loss per common share – basic and diluted	$(0.48)	$(1.44)

	For the year ended December 31,
Other Data	2018	2017
Cash flow provided by (used in)
Operating activities	$(736,988)	$(1,133,956)
Investing activities	(21,568,048)	(11,095,289)
Financing activities	25,712,331	14,563,175
Distributions (paid) in cash	(788,270)	(321,394)
Distributions declared for common shares (1)	2,041,786	795,387
Weighted average number of common shares outstanding, basic and diluted	2,716,593	1,069,005
FFO (2)	$516,144	$(350,359)
MFFO (2)	$636,126	$724,062

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

As of December 31, 2018, we had accepted subscriptions for, and issued 3,591,757 shares of our Class A common stock in our initial public offering, including 142,561 shares issued pursuant to our distribution reinvestment plan, and 129,668 shares of our Class T common stock in our initial public offering, including 7,595 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $36,416,537. As of December 31, 2018, $214,340,864 in shares of our Class A and Class T common stock remained to be sold in our initial public offering, excluding shares available under our distribution reinvestment plan.  We intend to use the net proceeds from initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2019, three years from the date of the commencement of our initial public offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

We elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code beginning with our taxable year ended December 31, 2017. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied or lost.  Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017.  If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP.)  REITs are subject to a number of other organizational and operational requirements.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on its undistributed income.  Prior to qualifying to be taxed as a REIT, we will be subject to normal federal and state corporation income taxes.

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

For the years ended December 31, 2018 and 2017, we incurred a net loss of $1,292,229 and $1,537,566, respectively.  We do not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  We consider that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Management has reviewed our tax positions and is of the opinion that material positions taken by us would more likely than not be sustained upon examination.  Accordingly, we have not recognized a liability related to uncertain tax positions as of December 31, 2018 and 2017, respectively.

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted the new accounting standard codified in Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the modified retrospective method. The adoption of ASC 606 has no impact on the Company’s consolidated financial statements on adoption at January 1, 2018.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, issued by the Financial Accounting Standards Board (“FASB”), which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. The adoption of ASU No. 2016-01 has no material effect on our consolidated financial position or our consolidated results of operations.

On January 1, 2018, the Company adopted ASU No. 2016-17, Interest Held Through Related Parties That Are Under Common Control, issued by the FASB, which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation. The adoption of ASU No. 2016-17 had no material effect on our consolidated financial position or consolidated results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In connection with the new revenue guidance (ASC 606), the new revenue standard will apply to other components of revenue deemed to be non-lease components, such as reimbursement for certain expenses which are based on usage. Under the new guidance, we will continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize these non-lease components under the new revenue guidance as the related services are delivered. As a result, the total revenue recognized over time would not differ under the new guidance. This does not result in a difference from how the Company has historically recognized revenue for these lease and non-lease components.

Additionally, ASU 2016-02 requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. This does not result in a difference from how the Company has historically recognized lease acquisition costs.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842 Leases. The improvements in ASU 2018-11 provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non-lease components of revenues for presentation purposes.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies, corrects, or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which requires lessors to exclude from variable payments, and therefore revenue, all lessor costs explicitly required to be paid by lessees directly to third parties. ASU 2018-20 also requires lessors to account for costs excluded from the consideration of a contract that are explicitly paid by the lessor and reimbursed by the lessee as variable payments. This will not result in a material impact, if any, to the historical financial statements. ASU No. 2016-02 is effective for reporting periods beginning January 1, 2019, with modified retrospective application for each reporting period presented at the time of adoption or utilizing the optional transition method under ASU 2018-11. Early adoption is also permitted for this guidance. The Company will adopt ASU 2016-02 using the modified retrospective approach that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption in accordance with ASU 2018-11. We expect to disclose in the 10-Q for the quarterly period ended March 31, 2019 that the adoption of ASU 2016-02 had no impact on the beginning cumulative accumulated distributions and net loss as of January 1, 2019.

The Company is continuing to evaluate the disclosure requirements in Topic 842, Leases, and has not determined the impact on the footnote disclosures to its consolidated financial statements.

Inflation

We are not currently experiencing any material impact from inflation.

REIT Compliance

We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2017.  To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2016 and the period from September 3, 2015 (inception) to December 31, 2016.

Our Real Estate Portfolio

As of December 31, 2018, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as Village Pointe; a flex/R&D property located in Richardson, Texas, which we refer to as Richardson Tech Center; and an office property located in San Antonio, Texas, which we refer to as the Spectrum Building. We own a 5.89% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE interest.

Village Pointe

Village Pointe, located in San Antonio, Texas, was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area. As of December 31, 2018, the Village Pointe Property was 79% occupied by 11 tenants. Annual base rental income for Village Pointe is $568,262. The average annual base rent per occupied square foot is $13.22. As of December 31, 2018, Village Pointe is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

Richardson Tech Center

Richardson Tech Center, located in Richardson, Texas, was built in 1987 and contains approximately 96,660 square feet of flex/R&D space. As of December 31, 2018, Richardson Tech Center was 69% occupied by 11 tenants. Annual base rental income for Richardson Tech Center is $567,455. The average annual base rent per occupied square foot is $8.51. As of December 31, ,2018, Richardson Tech Center is encumbered by a mortgage note payable in the amount of $3,570,000 with an outstanding balance of $2,520,000.

Spectrum Building

The Spectrum Building, located in San Antonio, Texas, was built in 1986 and contains approximately 175,390 square feet of office space. As of December 31, 2018, the Spectrum Building was 88% occupied by 12 tenants. Annual base rental income for the Spectrum Building is $3,561,719. The average annual base rent per occupied square foot is $23.16. As of December 31, 2018, the Spectrum Building is encumbered by a mortgage and is a collateral property for a $20 million revolving credit facility with a bank.

Hartman SPE LLC

On October 1, 2018, we acquired a 5.89% member interest in Hartman SPE LLC in exchange for our 48.8% minority interest in Three Forest Plaza, an office property owned jointly with Hartman Short Term Income Properties XX, Inc. Hartman SPE LLC owns 39 commercial properties located in Houston, Dallas, Richardson, Arlington and San Antonio, Texas comprising approximately 6.6 million square feet.

Effective March 1, 2019, we exchanged 3.42% of our 5.89% interest in Hartman SPE LLC for 700,302.45 common shares of Hartman Short Term Income Properties XX, Inc.

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
We commenced real estate operations on November 14, 2016 with the acquisition of our first investment, our initial minority ownership interest in the Village Pointe Property, and subsequently acquired our second investment, a minority ownership interest in the Three Forest Plaza property in April 2017.  We acquired our third real estate investment in March 2018 and our fourth real estate investment in December 2018. Our results of operations for the years ended December 31, 2018 and 2017 are not indicative of those expected in future periods.  We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements.  Total revenue for the year ended December 31, 2018 was $1,550,246, an increase of approximately $632,000 over the year ended December 31, 2017. The increase is attributable to our ownership of Richardson Tech Center beginning in March, 2018 and nominally to our acquisition of the Spectrum Building late in December, 2018.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance and utilities); asset management fees; and real estate taxes and insurance.  Operating expenses for the year ended December 31, 2018 increased approximately $208,000. The increase is attributable to our ownership of Richardson Tech Center beginning in March 2018 and nominally to our acquisition of the Spectrum Building late in December 2018.

Depreciation and amortization – Depreciation and amortization expense for the year ended December 31, 2018 increased approximately $404,000. The increase is attributable to our ownership of Richardson Tech Center beginning in March 2018 and nominally to our acquisition of the Spectrum Building late in December 2018.

General and administrative – General and administrative expenses were $344,673 and $139,402 for the years ended December 31, 2018 and 2017, respectively.  General and administrative expenses consist primarily of transfer agent fees, professional fees including independent director’s compensation and certain recoverable and non-recoverable property expenses.  We expect general and administrative expense as a function of revenue to decrease over time as we invest in additional real estate assets.

Asset management fees - Asset management fees, which are paid to our advisor, were $84,721 and $50,231 for the years ended December 31, 2018 and 2017, respectively. The increase is attributable to our ownership of Richardson Tech Center beginning in March 2018 and nominally to our acquisition of the Spectrum Building late in December 2018. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

Liquidity and Capital Resources
As of December 31, 2018, we had accepted subscriptions for, and issued 3,591,757 shares of our Class A common stock in our initial public offering, including 142,561 shares issued pursuant to our distribution reinvestment plan, and 129,668 shares of our Class T common stock in our initial public offering, including 7,595 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $36,416,537.

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

Cash Flows from Operating Activities

For the years ended December 31, 2018 and 2017, net cash (used in) operating activities was $(736,988) and $(1,133,956), respectively.  Net cash provided by operating activities for the year ended December 31, 2018 includes an approximately $954,000 decrease in offering and organization expenses in addition to approximately $404,000 increase in depreciation and amortization and approximately $153,000 net change in rents receivable, accounts receivable, prepaid expenses and other assets, and accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the years ended December 31, 2018 and 2017, net cash (used in) investing activities was $(21,568,048) and $(11,095,289), respectively, and consisted primarily of cash used for the acquisitions of real estate assets and investment in real estate asset joint ventures.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our initial public offering.  Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $25,712,331 and $14,563,175, respectively, and consisted of the following:

· $17,345,813 and $16,281,319, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $1,325,852 and $1,397,520 and redemptions of $85,510 and $0, respectively;
· $(788,270) and $(321,394), respectively, of cash distributions;

· $5 and $770, respectively, of net cash provided by (used in) the change in escrowed investor proceeds and subscriptions for common stock; and
· $10,788,750 and $0, respectively, of loan proceeds net of loan costs paid of $222,605 and $0, respectively.

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

Changes in the accounting and reporting obligations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses.  Management believes these fees and expenses do not affect our overall long-term operating performance.  Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation.  While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. The Investment Program Association, or IPA, an industry trade group, has standardized a measure known as Modified Funds From

Operations, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above.  MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended.  We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (i.e., the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place.  By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our public offering has been completed and our properties have been acquired.  We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our public offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our public offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2018 and 2017, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss.

	December 31,
	2018	2017
Net loss	$(1,292,229)	$(1,537,566)
Depreciation and amortization of real estate assets	806,537	402,855
Depreciation and amortization attributable to equity in earnings (1)	1,180,762	784,352
Attributable to unconsolidated entity FFO, Hartman SPE LLC (2)	218,053	—
Funds from operations (FFO)`	913,123	(350,359)
Organization and offering costs	119,982	1,074,421
Modified funds from operations (MFFO)	$1,033,105	$724,062

(1) For the nine months ended September 30, 2018, Three Forest Plaza LLC had a net loss of $(813,482), depreciation and amortization expense of $2,419,594 and FFO of $1,606,112. Our share of Three Forest Plaza depreciation and amortization is 48.8% of $2,419,594 or $1,180,762. For the year ended December 31, 2017, Three Forest Plaza LLC had a net loss of $(972,400), depreciation and amortization expense of $2,965,087 and FFO of $1,992,687. Our weighted average share of Three Forest Plaza depreciation and amortization was $784,352.

(2) For the three months ended December 31, 2018, Hartman SPE LLC had a net loss of $(3,400,586), depreciation and amortization of $7,102,675 and FFO of $3,702,089. Our share of Hartman SPE LLC FFO is 5.89% of $3,702,089 or $218,053.

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

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month we first paid distributions) through December 31, 2018:

Period	Cash	DRP & Stock	Total
First Quarter 2018	$153,832	$192,202	$346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
Total	$788,270	$1,075,562	$1,863,832
First Quarter 2017	$26,621	$19,340	$45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
Total	$321,394	$368,613	$690,007

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

For the year ended December 31, 2018, we paid aggregate distributions of $1,863,832, including $788,270 of distributions paid in cash and $1,075,562 issued in common stock as stock distributions and pursuant to our distribution reinvestment plan. During the same period, cash used in operating activities was $736,988 and our FFO was $913,123. For the year ended December 31, 2018, 0% of distributions were paid from net cash provided by operating activities.

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

During the period from our inception to December 31, 2018, our cash used in operating activities was $1,862,977, our net loss was $2,878,032 and our FFO was $514,527. Of the $2,553,839 in aggregate distributions paid to our stockholders from inception to December 31, 2018, 0% was paid from net cash provided by operating activities and 100% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Ordinary income (unaudited)	—%	—%
Return of capital (unaudited)	100.0%	100.0%
Capital gains distribution (unaudited)	—%	—%
Total	100.0%	100.0%

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

On January 10, 2019, the Company, through Hartman 11211, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in an office building containing approximately 77,882 square feet of office space located in Houston, Texas.  The property is commonly known as 11211 Katy Freeway.

11211 Katy Freeway was built in 1976.  11211 Katy Freeway was 58% occupied by 38 tenants as of March 31, 2019.

11211 Katy Freeway was acquired from an unrelated third-party seller, for a purchase price, as amended, of $4,950,000, exclusive of closing costs.  The Company financed the purchase of 11211 Katy Freeway with proceeds from the Company’s public offering and $2,550,000 in loan proceeds from the Company's master credit facility agreement with a bank.

An acquisition fee of approximately $123,750 was earned by Hartman XXI Advisors LLC in connection with the purchase of 11211 Katy Freeway.

Effective March 1, 2019, our board of directors approved the exchange of 3.42% of our 5.89% ownership interest in Hartman SPE, LLC for 700,302.45 shares of common stock of Hartman Short Term Income Properties XX, Inc., for a total value of $8,858,826 ($12.65 per share). The exchange will reduce the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

On March 27, 2019, we filed Post-Effective Amendment No. 4 with the SEC. Upon the effective date of that Post-Effective Amendment No. 4, our share redemption plan will be modified to remove provisions of the Redemption Plan that allowed shareholders to redeem shares held between one and three years and to allow redemptions at the net asset value per share price for shares held for three years or more without a graduated redemption price discount. For additional information about the modifications to our share redemption program, please see the section of the Post-Effective Amendment No. 4 filed with the SEC on March 27, 2019, titled Description of Shares-Share Redemption Program."

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

Not required.

Item 8.     Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item 8 can be found beginning on page F-1 of this Annual Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Weaver and Tidwell, L.L.P., an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K. Their report is included in "Item 15. Exhibits and Financial Statement Schedules" under the Report of Independent Registered Public Accounting Firm.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to exemption established by rule of the SEC for smaller reporting companies.

Disclosure of Material Weakness Previously Reported

In our 2017 Annual Report on Form-10K/A, we reported that management had concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness was determined based on the occurrence of two material adjustments being identified during the audit of our annual consolidated financial statements which resulted from a lack of segregation of duties, specifically the failure to have a second review and approval of the determined amounts by a responsible official independent of the process.

As a matter of remediation and consistent with management's responsibilities for establishing and maintaining adequate internal controls over financial reporting, management has revised its procedures to ensure that appropriate segregation of duties for recording and posting non-transaction items to the general ledger and the preparation of financial statements are implemented and executed and that the calculations are reviewed and approved by a responsible official independent of the process for determining such calculations.  We have determined that these actions are adequate to remediate the previously identified material weakness and strengthen our internal control over financial reporting. We will continue to monitor the effectiveness of our internal control over financial reporting and will make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

With the exception of the remediation efforts described above, there have been no changes during the quarter ended December 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors and their respective ages and positions.

Name	Age	Positions
Allen R. Hartman	67	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	58	Chief Financial Officer and Treasurer
Mark T. Torok	60	Secretary and General Counsel
James A. Cardwell	86	Independent Director
John G. Ostroot	82	Independent Director
The biographical descriptions below set forth certain information with respect to our executive officers and directors.
Allen R. Hartman, age 67, is our CEO and Chairman of our Board of Directors as well as President of the parent company of our Advisor, Hartman Advisors LLC, and our property manager, HIR Management. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs.  Currently Mr. Hartman oversees a staff of 112 full and part time employees who manage 44 commercial properties encompassing over 4.4 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.
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

Louis T. Fox, III, age 58, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our Advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Mr. Fox started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox earned a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 60, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company.  Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant

General Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

James A. Cardwell, age 86, has served as one of our independent directors since February 2016. Mr. Cardwell founded Petro Stopping Centers and served as its President, CEO and Chairman of the Board until he sold the truck stop retail chain in 2007. As president, CEO and Chairman of the Board, he actively supervised the principal accounting officer and audit committee functions of the Board of Directors of Petro Stopping Centers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  Mr. Cardwell opened his first Petro Stopping Center in 1975 in El Paso introducing the concept of the modern travel plaza with a wide range of amenities that reshaped the entire truck stop industry. Mr. Cardwell served as Chairman of the National Association of Truckstop Operators (“NATSO”) from 1982 to1983 and served as Chairman of its fundraising branch, the NATSO Foundation.  In 1996, NATSO bestowed their Distinguished Member Award upon Mr. Cardwell.  Mr. Cardwell has been honored by the National Conference of Christian and Jews as their 1993 Humanitarian of the Year and was honored by the Rotary Club of El Paso with their 2004 Distinguished Service Award.  In 2007, Mr. Cardwell was honored by the El Paso Community Foundation for all his outstanding contributions to the El Paso community.  Mr. Cardwell has served on a number of local and national boards including State National Bancshares and Archstone Smith, and he is Director Emeritus of El Paso Electric Company. Since October, 2010, Mr. Cardwell has served as a director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Cardwell is past Chairman of the Board of El Paso International Airport and El Paso Industrial Development Corporation.  Mr. Cardwell currently sits on the Board of Borderplex Community Trust.

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

John G. Ostroot, age 82, has served as one of our independent directors since February 2016.  Since January 2008 and July 2009, respectively, Mr. Ostroot has served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc.  He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000.  As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C.  Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry.  Since January, 2008 Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2018.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2018.  Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
James A. Cardwell (3)	7,000	15,000	22,000
John G. Ostroot (3)	4,833	10,000	14,833
	$11,833	$25,000	$36,833

(1)   The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2)   As described below under “—Independent Directors Compensation Plan,” each of Messrs Cardwell and Ostroot are entitled to receive shares of restricted common stock as non-cash compensation for their service as independent members of our board of directors.  During the year ended December 31, 2017, Mr. Cardwell was issued 1,500 restricted common shares and Mr. Ostroot was issued 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2016.  In February 2018, Mr. Cardwell was issued 1,500 restricted common shares and Mr. Ostroot was issued 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2017. In February 2019, Mr. Cardwell was issued 1,500 restricted common shares and Mr. Ostroot was issued 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2018.Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
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

Independent Directors Compensation Plan

Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long term incentive plan.  Under our independent director’s compensation plan, each of our current independent directors was entitled to receive up to 3,000 shares of restricted common stock in connection with the milestone of raising the $1,000,000 minimum offering amount in our initial public offering.  Each new independent director that joins our board of directors will receive 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected.  Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer and stock compensation as if they were serving on a single board.  As of December 31, 2018, 5,000 shares of restricted, Class A common stock have been granted to our current independent directors pursuant to the independent director’s compensation plan.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 31, 2019, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 4,569,193 shares of our Class A and Class T common stock outstanding as of

March 31, 2019.  The address of each beneficial owner listed below is c/o Hartman vREIT XXI, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,100	0.48
James A. Cardwell (3)	486,296	10.64
John G. Ostroot	3,573	—
Louis T. Fox, III	—	—
Mark T. Torok	—	—
All Officers and Directors as a group	511,969	11.12

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
(3) Includes 457,464 Class A common shares owned by Mr. Cardwell and 28,832 Class A shares of our Class A common shares owned by family members of Mr. Cardwell.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	(1) 184,966
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	184,966

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from our inception (September 3, 2015) to December 31, 2018 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

As of December 31, 2018, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership.

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

Our Relationships with our Advisor and our Property Manager

Hartman XXI Advisors, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf.  Our advisor was formed in September 2015 and is a wholly owned subsidiary of Hartman Advisors, LLC. Allen R. Hartman, our Chief Executive Officer and Chairman of the Board of Directors, owns 70% of Hartman Advisors, LLC and Hartman Income REIT Management, Inc., our property manager and sponsor, owns the remaining 30% of Hartman Advisors, LLC.  Our property manager is an indirect wholly owned subsidiary of Hartman Income REIT, Inc., a Maryland corporation. Allen R. Hartman, our Chief Executive Officer and the Chief Executive officer of our advisor, and his affiliate the Hartman Family Trust, own approximately 16% of the voting common stock of Hartman Income REIT, Inc. Mr. Hartman, our Chairman of the Board, Chief Executive Officer and President, also serves as the Chief Executive Officer of our advisor. All of our officers and directors, other than our independent directors, are officers of our advisor and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.
•We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2018 and 2017, we incurred acquisition fees of $539,438 and $142,500, respectively, payable to our advisor.
•We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2018 and 2017, we paid asset management fees of $84,721 and $50,231, respectively, payable to our advisor.

•We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be paid in addition to the acquisition fee paid to our advisor.  For the years ended December 31, 2018 and 2017, we did not pay our advisor any debt financing fees.
•If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2018 and 2017, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the following costs and expenses:

•Under the terms of the advisory agreement, once we raised at least $10 million in gross offering proceeds, we became obligated to reimburse our advisor for organization and offering costs incurred by our advisor in connection with our initial public offering.  The advisor has incurred organization and offering costs of $0 and $970,214 for the years ended December 31, 2018 and 2017, respectively. The advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement (i) would exceed the actual costs and expenses incurred by advisor or (ii) would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. When recorded by us, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholder’s equity as such amounts are reimbursed or paid to the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.
•Pursuant to our advisory agreement and our charter, commencing four fiscal quarters after our initial acquisition of a property or other investment, and provided that we have raised at least $10 million in gross offering proceeds, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our advisory agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2018, our total operating expenses were $2,445,496.  Of the $2,445,496 in total operating expenses incurred during the year ended December 31, 2018, we reimbursed our advisor $0 in operating expenses during the year ended December 31, 2018.
•We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the years ended December 31, 2018 and 2017, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.

Our advisory agreement has a one-year term expiring June 24, 2019, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., with respect to the management of our properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the years ended December 31, 2018 and

2017, respectively, we have paid property management fees and reimbursements of $209,806 and $86,560, to our property manager.

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

As of September 30, 2018, we had acquired an approximately 48.8% equity interest in Three Forest Plaza LLC from Hartman XX LP for an aggregate purchase price of $8,700,000.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee of our board of directors has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2018 and 2017.  The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2018 and 2017, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2018 and 2017 are set forth in the table below.

	2018	2017
Audit fees	$137,850	$92,255
Audit-related fees	26,000	3,300
Tax fees	7,800	5,000
Total	$171,650	$100,555

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 16, 2019.
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

By:	/s/ Allen R. Hartman	Date: April 16, 2019
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 16, 2019
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ James A Cardwell	Date: April 16, 2019
James A. Cardwell, Director

By:	/s/ John G. Ostroot	Date: April 16, 2019
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
10.2
Agreement of Limited Partnership of Hartman vREIT XXI Operating Partnership, LP (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on May 23, 2016)

10.3
Hartman vREIT XXI, Inc. Amended & Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on November 23, 2016)

10.4
Hartman vREIT XXI, Inc. Amended & Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333- 207711, filed on November 23, 2016)

10.5
Contract of Sale dated October 14, 2016 by Hartman XX Limited Partnership and Village Pointe Investors, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2016)

10.6
First Amendment to Contract of Sale dated October 14, 2016 by Hartman XX Limited Partnership and Village Pointe Investors, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 14, 2016)

10.7
Promissory Note dated November 14, 2016 by Hartman Village Pointe, LLC in favor of Hartman XX Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 14, 2016)

10.8
Deed of Trust, Security Agreement and Assignment of Rents dated November 14, 2016 by Hartman Village Pointe, LLC in favor of Hartman XX Limited Partnership (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 14, 2016)

10.9
Membership Interest Purchase agreement dated April 11, 2017 by and between Hartman XX Limited Partnership and Hartman vREIT XXI, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2017)

10.10	Agreement of Purchase and Sale and Joint Escrow Instructions Agreement, dated December 14, 2017 by and between Richardson Business Center, Ltd. and Hartman vREIT XXI Operating Partnership L.P.
10.11
Loan Agreement dated March 14, 2018 by and between Southside Bank and Hartman Richardson Tech Center LLC (incorporated by reference to Exhibit 10.1 to the Company's Current on Form 8-K filed on March 15, 2018)

10.12
Promissory Note dated March 14, 2018 by and between Southside Bank and Hartman Richardson Tech Center LLC (incorporated by reference to Exhibit 10.2 to the Company's Current on Form 8-K filed on March 15, 2018)

10.13
Deed of Trust dated March 14, 2018 in favor of Southside Bank by Hartman Richardson Tech Center LLC (incorporated by reference to Exhibit 10.3 to the Company's Current on Form 8-K filed on March 15, 2018)

10.14
Property Management Agreement dated January 29, 2018 by and between Hartman Income REIT Management, Inc. and Hartman Richardson Tech Center LLC (incorporated by reference to Exhibit 10.5 to the Company's Current on Form 8-K filed on March 15, 2018)

10.15
Agreement of Purchase and Sale and Joint Escrow Instruction Agreement by and between Pace-Spectrum LLC and Hartman vREIT XXI Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Company's Current on Form 8-K filed on October 30, 2018)

10.16
Agreement for Purchase and Sale by and between Cotter & Sons, Inc. and Hartman vREIT XXI Operating Partnership LP (incorporated by reference to Exhibit 10.1 to the Company's Current on Form 8-K filed on November 14, 2018)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
April 16, 2019

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Real estate assets, at cost	$29,674,731	$7,260,560
Accumulated depreciation and amortization	(1,209,392)	(402,855)
Real estate assets, net	28,465,339	6,857,705
Cash and cash equivalents	5,839,035	2,431,740
Investment in unconsolidated entity	8,026,720	8,423,699
Escrowed investor proceeds	50,790	33,866
Deferred lease commissions, net	70,266	20,339
Accrued rent and accounts receivable, net	159,102	38,193
Prepaid expenses and other assets	552,048	212,910
Due from related parties	338,939	268,908
Total assets	$43,502,239	$18,287,360

LIABILITIES AND EQUITY
Liabilities:
Notes payable, net	$14,086,330	$3,480,295
Accounts payable and accrued expenses	920,922	377,860
Subscriptions for common stock	50,790	33,861
Tenants' security deposits	125,916	52,208
Total liabilities	15,183,958	3,944,224
Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000
Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 3,591,757 and 1,776,683 shares issued and outstanding at December 31, 2018 and December 31, 2017 respectively	35,917	17,767
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 129,668 shares and 74,634 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,297	746
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	34,003,619	16,713,160
Accumulated distributions and net income	(5,723,552)	(2,389,537)
Total stockholders' equity	28,317,281	14,342,136

Total liabilities and total equity	$43,502,239	$18,287,360
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
Revenues
Rental revenues	$1,283,177	$658,374
Tenant reimbursements and other revenues	267,069	259,770
Total revenues	1,550,246	918,144

Expenses
Property operating expenses	487,562	201,521
Asset management and acquisition fees	84,721	50,231
Organization and offering costs	119,982	1,074,421
Real estate taxes and insurance	318,055	160,895
Depreciation and amortization	806,537	402,855
General and administrative	344,673	139,402
Interest expense, net	283,966	147,890
Total expenses	2,445,496	2,177,215
Loss from operations	(895,250)	(1,259,071)

Loss on remeasurement	—	(2,194)
Equity in loss of unconsolidated entity	(396,979)	(270,901)
Less net loss attributable to non-controlling interest	—	(5,400)
Net loss	$(1,292,229)	$(1,537,566)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.48)	$(1.44)
Weighted average number of common shares outstanding, basic and diluted	2,716,593	1,069,005

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Distributions
	Shares	Amount	Capital	and Net Loss	Total
Balance at January 1, 2017	160,775	$1,608	$1,452,653	$(56,584)	$1,397,677
Issuance of common shares	1,690,542	16,905	16,658,027	—	16,674,932
Selling commissions	—	—	(1,397,520)	—	(1,397,520)
Distribution declared – stock	—	—	—	(207,929)	(207,929)
Distribution declared – DRP	—	—	—	(220,999)	(220,999)
Distribution declared – cash	—	—	—	(366,459)	(366,459)
Net loss (including net loss attributable to non-controlling interest of $5,400)	—	—	—	(1,537,566)	(1,537,566)
Balance at December 31, 2017	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	1,879,293	18,793	18,701,729	—	18,720,522
Redemption of common shares	(9,185)	(92)	(85,418)	—	(85,510)
Selling commissions	—	—	(1,325,852)	—	(1,325,852)
Distribution declared – stock	—	—	—	(591,311)	(591,311)
Distribution declared – DRP	—	—	—	(619,788)	(619,788)
Distribution declared – cash	—	—	—	(830,687)	(830,687)
Net loss	—	—	—	(1,292,229)	(1,292,229)
Balance at December 31, 2018	3,721,425	$37,214	$34,003,619	$(5,723,552)	$28,317,281

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,292,229)	$(1,537,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	25,000	25,000
Depreciation and amortization	806,537	402,855
Deferred loan and lease commission costs amortization	44,525	22,053
Equity in loss of unconsolidated entities	396,979	270,901
Loss on remeasurement	—	2,194
Bad debt provision	51,873	12,757
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(172,782)	(40,489)
Deferred leasing commissions	(54,562)	(21,903)
Prepaid expenses and other assets	(118,703)	(57,316)
Accounts payable and accrued expenses	183,994	163,333
Due to (from) related parties	(609,469)	(375,775)
Tenants' security deposits	1,849	—
Net cash used in operating activities	(736,988)	(1,133,956)
Cash flows from investing activities:
Additions to real estate	(21,608,048)	(30,809)
Acquisition deposit	40,000	(150,000)
Investment in formerly unconsolidated joint venture	—	(2,214,480)
Investment in unconsolidated joint venture	—	(8,700,000)
Net cash used in investing activities	(21,568,048)	(11,095,289)
Cash flows from financing activities:
Proceeds from issuance of common stock	17,345,813	16,281,319
Payment of redemption of common stock	(85,510)	—
Distributions paid in cash	(788,270)	(321,394)
Payment of selling commissions	(1,325,852)	(1,397,520)
Deferred loan costs paid	(222,605)	—
Proceeds from term loan notes	2,520,000	—
Escrowed investor proceeds	(16,924)	286,909
Proceeds from revolving credit loan	8,268,750	—
Change in subscriptions for common stock	16,929	(286,139)
Net cash provided by financing activities	25,712,331	14,563,175

Net increase in cash and cash equivalents	3,407,295	2,333,930
Cash and cash equivalents at the beginning of period	2,431,740	97,810
Cash and cash equivalents at the end of period	$5,839,035	$2,431,740

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Supplemental cash flow information:
Cash paid for interest	$261,144	$120,778
Supplemental disclosures of non-cash activities:
Increase in distributions payable	$135,537	$60,315
Distributions paid in stock	$1,075,562	$368,613

Village Pointe Assets/Liabilities:
Real estate	$—	$7,050,000
Note payable, net	$—	$(3,459,805)
Net other assets and liabilities	$—	$171,635

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Organization

Hartman vREIT XXI, Inc. (the “Company”) was formed on September 3, 2015 as a Maryland corporation. The Company elected to be treated as a real estate investment trust (“REIT”) beginning with its taxable year ended December 31, 2017.   The Company’s fiscal year end is December 31.

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

As of December 31, 2018, we had accepted subscriptions for, and issued 3,591,757 shares of our Class A common stock, including 142,561 shares issued as stock distributions and pursuant to our distribution reinvestment plan, and 129,668 shares of our Class T common stock in our initial public offering, including 7,595 shares issued as stock distributions and pursuant to our distribution reinvestment plan resulting in gross offering proceeds of $36,416,537.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2018 and 2017 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2018 and 2017 consisted of demand deposits at commercial banks.

Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accrued rent and accounts receivable, accounts payable and accrued expenses, notes payable, net and due from (to) related parties.  The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

As of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach and the adoption of this guidance did not have a material impact on the consolidated financial statements. The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09. Additionally, the Company’s property dispositions have historically been cash sales with no contingencies and no future involvement in the property, as a result, the new guidance is not expected to have an effect on the Company’s real estate transactions, however, the Company will account for future sales of real estate properties in accordance with requirements of ASU 2014-09.

Investment in Unconsolidated Entities

The Company’s investment in Hartman Village Pointe was accounted for under the equity method at December 31, 2016. Effective February 8, 2017, the Company owns 100% of Hartman Village Pointe.

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

On October 1, 2018, Hartman Three Forest Plaza LLC contributed the Three Forest Plaza property to Hartman SPE, LLC, a special purpose entity formed for the purpose of refinancing certain indebtedness of Hartman Short Term Income Properties XX, Inc., Hartman Short Term Income Properties XIX, Inc. and Hartman Income REIT, Inc.

We received a 5.89% membership interest in Hartman SPE, LLC in exchange for our 48.8% minority interest in Three Forest Plaza LLC.

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

Depreciation and amortization

Depreciation is computed using the straight-line method over the estimated useful lives of 5 years to 39 years years for buildings and improvements.  Acquired tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.  In-place leases are amortized using the straight-line method over the weighted average years calculated in terms of all of the leases in-place when acquired.

Impairment

The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate and other assets as of December 31, 2018.

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

Organization and Offering Costs

Prior to achieving the minimum offering amount of $1,000,000, organization and offering costs of the Company were incurred by Advisor on behalf of the Company. Such costs included legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of the Advisor’s employees and employees of the Advisor’s affiliates and others.  Under the terms of the advisory agreement between the Company and the Advisor, upon the satisfaction of the minimum offering amount and the release to the Company of all subscription proceeds held in escrow, the Company would be obligated to reimburse the Advisor for organization and offering costs incurred by Advisor in connection with the Offering.  Effective December 31, 2016, the advisory agreement between the Company and the Advisor was amended to provide that the liability of the Company to the Advisor for reimbursement of offering and organization costs of the Company incurred by the Advisor prior to completion of the minimum offering, shall not be reimbursable to the Advisor until the Company’s receipt of gross offering proceeds in its initial public offering is $10,000,000. As of December 31, 2018, the Company has received $36,416,537 in gross offering proceeds.

As of December 31, 2018, total organization and offering costs incurred for the offering amounted to $1,194,403 of which the Advisor has incurred organization and offering costs of $970,214 on behalf of the Company.  The Advisor has been reimbursed $877,443 for organization and offering costs which is limited to the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) not exceeding 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.

Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.

For the years ended December 31, 2018 and 2017, such costs totaled $119,982 and $1,074,421, respectively.

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

For the years ended December 31, 2018 and 2017, the Company incurred a net loss of $1,292,229 and $1,537,566, respectively.  The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2018 and 2017, respectively.

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the year ended December 31, 2018.

Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests that are convertible into the Company’s common stock.  As of December 31, 2018 and 2017, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2018 and 2017 because no shares were issuable and inclusion of such potentially dilutive securities would have been anti-dilutive.

Concentration of Risk

The Company maintains cash accounts in one U.S. financial institution.  The terms of these deposits are on demand to minimize risk.  The balances of these accounts may exceed the federally insured limits.  No losses have been incurred in connection with these deposits.

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted the new accounting standard codified in Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the modified retrospective method. The adoption of ASC 606 has no impact on the Company’s consolidated financial statements on adoption at January 1, 2018.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, issued by the Financial Accounting Standards Board (“FASB”), which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. The adoption of ASU No. 2016-01 has no material effect on our consolidated financial position or our consolidated results of operations.

On January 1, 2018, the Company adopted ASU No. 2016-17, Interest Held Through Related Parties That Are Under Common Control, issued by the FASB, which amends the accounting guidance when determining the treatment of certain VIE’s to include the interest of related parties under common control in a VIE when considering whether or not the reporting entity is the primary beneficiary of the VIE when considering consolidation.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In connection with the new revenue guidance (ASC 606), the new revenue standard will apply to other components of revenue deemed to be non-lease components, such as reimbursement for certain expenses which are based on usage. Under the new guidance, we will continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize these non-lease components under the new revenue guidance as the related services are delivered. As a result, the total revenue recognized over time would not differ under the new guidance. This does not result in a difference from how the Company has historically recognized revenue for these lease and non-lease components.

Additionally, ASU 2016-02 requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. This does not result in a difference from how the Company has historically recognized lease acquisition costs.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842 Leases. The improvements in ASU 2018-11 provide for (a) an optional new transition method for adoption that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption and (b) a practical expedient for lessors, under certain circumstances, to combine the lease and non-lease components of revenues for presentation purposes.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies, corrects, or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which requires lessors to exclude from variable payments, and therefore revenue, all lessor costs explicitly required to be paid by lessees directly to third parties. ASU 2018-20 also requires lessors to account for costs excluded from the consideration of a contract that are explicitly paid by the lessor and reimbursed by the lessee as variable payments. This will not result in a material impact, if any, to the historical financial statements. ASU No. 2016-02 is effective for reporting periods beginning January 1, 2019, with modified retrospective application for each reporting period presented at the time of adoption or utilizing the optional transition method under ASU 2018-11. Early adoption is also permitted for this guidance. The Company will adopt ASU 2016-02 using the modified retrospective approach that results in initial recognition of a cumulative effect adjustment to retained earnings in the year of adoption in accordance with ASU 2018-11. We expect to disclose in the 10-Q for the quarterly period ended March 31, 2019 that the adoption of ASU 2016-02 had no impact on the beginning cumulative accumulated distributions and net loss as of January 1, 2019.

The Company is continuing to evaluate the disclosure requirements in Topic 842, Leases, and has not determined the impact on the footnote disclosures to its consolidated financial statements.

Note 3 — Real Estate

The Company’s real estate assets, net as of December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,
	2018	2017
Land	$4,289,060	$1,762,500
Buildings and improvements	20,181,464	4,413,865
In-place lease value intangible	5,204,207	1,084,195
	29,674,731	7,260,560
Less accumulated depreciation and amortization	(1,209,392)	(402,855)
Total real estate assets, net	$28,465,339	$6,857,705

Depreciation expense for the years ended December 31, 2018 and 2017 was $339,053 and $118,622, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2018	2017
In-place lease value intangible	$5,204,207	$1,084,195
Less: In-place leases – accumulated amortization	(751,717)	(284,233)
Acquired lease intangible assets, net	$4,452,490	$799,962

The estimated aggregate future amortization amounts from acquired lease intangibles are as follows:

December 31,	In-place lease amortization
2019	$1,691,118
2020	1,689,931
2021	1,071,441
2022	—
2023	—
Thereafter	—
Total	$4,452,490

Amortization expense for the year ended December 31, 2018 and 2017 was $467,484 and $284,233 respectively.

Acquisition fees incurred were $539,438 and $142,500 for the years ended December 31, 2018 and 2017, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $84,721 and $50,231 for the years ended December 31, 2018 and 2017, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

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

On December 27, 2018, the Company, through Hartman Spectrum, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in an office building containing approximately 175,390 square feet of office space and located in San Antonio, Texas.  The property is commonly known as the Spectrum Building.

The Spectrum Building was acquired from Pace-Spectrum, LLC, an unrelated third party, for a purchase price, including a buyers auction premium, of $16,537,500, exclusive of closing costs. Hartman Spectrum LLC financed the payment of the purchase price for the Spectrum Building with proceeds from the Company’s public offering and loan proceeds from a bank.

Assets acquired:
Real estate assets	$16,537,500
Total assets	16,537,500
Liabilities assumed:
Accounts payable and accrued expenses	(194,826)
Security deposits	(26,209)
Total liabilities assumed	(221,035)
Fair value of net assets acquired	$16,316,465

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

Note 4 — Investment in unconsolidated entity

On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC.

As of September 30, 2018, the Company owned an approximate 48.8% equity interest in Hartman Three Forest Plaza LLC.  The Company’s investment in Hartman Three Forest Plaza LLC was accounted for under the equity method.

Equity in losses of the unconsolidated entity was $396,979 and $270,901 related to Three Forest Plaza LLC for the years ended December 31, 2018 and 2017, respectively. Equity in losses of unconsolidated entity is captioned as such in the accompanying consolidated statements of operations.

On October 1, 2018, Three Forest Plaza LLC contributed the Three Forest Plaza property to Hartman SPE, LLC, a special purpose entity formed for the purpose of refinancing certain indebtedness of Hartman Short Term Income Properties XX, Inc, Hartman Short Term Income Properties XIX, Inc and Hartman Income REIT, Inc.

The Company received a 5.89% membership interest in Hartman SPE, LLC in exchange for its 48.8% minority interest in Three Forest Plaza, LLC. The Company's investment in Hartman SPE, LLC is accounted for under the cost method. The company did not receive any distributions from Hartman SPE, LLC for the year ended December 31, 2018.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	December 31, 2018	December 31, 2017
Tenant receivables	$71,955	$13,779
Accrued rent	151,777	37,171
Allowance for uncollectible accounts	(64,630)	(12,757)
Accrued rents and accounts receivable, net	$159,102	$38,193

As of December 31, 2018 and 2017, the Company had an allowance for uncollectible accounts of $64,630 and $12,757, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense in the amount of $51,873 and $12,757, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2018 is as follows:

December 31,	Minimum Future Rents
2019	$5,256,761
2020	4,708,519
2021	3,557,168
2022	827,089
2023	491,711
Thereafter	1,012,613
Total	$15,853,861

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable as December 31, 2018 and 2017:

			December 31,
Property/Facility	Current Maturity	Rate (1)	2018	2017
Village Pointe (2)	December 2019	L + 275 bps	$3,525,000	$3,525,000
Richardson Tech Center (2)	March 2021	L + 275bps	2,520,000	—
Master Credit Facility Agreement - EWB (3)	December 2021	P - 10bps	8,268,750	—
			14,313,750	3,525,000
Less unamortized deferred loan costs			(227,420)	(44,705)
			$14,086,330	$3,480,295

(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The interest rate as of December 31, 2018 was 5.06%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of December 31, 2018 the MCFA is secured by the Spectrum Building.

The interest rate as of December 31, 2018 was 5.4%. The outstanding balance under the MCFA was $8,268,750 as of December 31, 2018 and the amount available to be borrowed was $0.

The Company was in compliance with all loan covenants as of December 31, 2018.

Interest expense for the years ended December 31, 2018 and 2017 was $313,075 and $147,890, respectively, including $44,839 and $20,490 of deferred loan cost amortization.  Unamortized deferred loan costs were $227,420 and $44,705 as of December 2018 and 2017, respectively.  Interest expense of $13,714 and $6,622 was payable as of December 31, 2018 and 2017, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.  In addition, in exchange for $1,000, the OP has issued the Advisor a separate, special limited partnership interest, in the form of Special Limited Partnership Interests.  See Note 13 (“Special Limited Partnership Interest”) below.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment.  The Advisor earned acquisition fees of $539,438 and $142,500, respectively, for the years ended December 31, 2018 and 2017.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor.  No debt financing fees were earned by Advisor for the years ended December 31, 2018 and 2017.

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

For the years ended December 31, 2018 and 2017, the Company incurred property management fees and reimbursable costs of $209,806 and $59,688 payable to the Property Manager and asset management fees of $84,721 and $50,231 payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

As of December 31, 2018, the Company had $31,892 due to the Advisor and $509,852 due from Hartman Short Term Income Properties XX, Inc. and $139,021 due to other Hartman affiliates.  As of December 31, 2017, the Company had $1,896 due from the Advisor and $274,401 due from Hartman Short Term Income Properties XX, Inc. and $7,389 due to other Hartman affiliates.

Mr. Jack Cardwell, an independent director, and his affiliates, own 453,782 Class A common shares in the Company as of December 31, 2018 representing approximately 12.2% of the Company’s issued and outstanding shares.

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	December 31,
	2018	2017
Numerator:
Net loss attributable to common stockholders	$(1,292,229)	$(1,537,566)
Denominator:
Weighted average common shares outstanding	2,716,593	1,069,005
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.48)	$(1.44)

Note 10 — Income Taxes

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

For the years ended December 31, 2018 and 2017, the Company had net loss of $1,292,229 and $1,537,566, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2018 and 2017, respectively.

Note 11 — Stockholders’ Equity

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
Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company.  These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors.  For the years ended December 31, 2018 and 2017 the Company granted 2,500 and 2,500 shares, respectively of restricted common stock to independent directors as compensation for services.  The Company recognized $25,000 and $25,000 as stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively, based upon the offering price of $10.00 per common share.

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month distributions were first paid) through December 31, 2018:

Period	Cash	DRP & Stock	Total
First Quarter 2018	$153,832	$192,202	$346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
Total	$788,270	$1,075,562	$1,863,832
First Quarter 2017	$26,621	$19,340	$45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
Total	$321,394	$368,613	$690,007

Note 12 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant.  Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected.  Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under the Incentive Award Plan as of December 31, 2018.  Awards under the Independent Directors Compensation Plan for the years ended December 31, 2018 and 2017, respectively, consisted of 2,500 and 2,500 restricted, Class A common shares to our independent directors, valued at $10.00 per share based on the Offering price.  The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Note 15 – Subsequent Events

On January 10, 2019, the Company, through Hartman 11211, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in an office building containing approximately 77,882 square feet of office space located in Houston, Texas.  The property is commonly known as 11211 Katy Freeway.

11211 Katy Freeway was built in 1976.  11211 Katy Freeway is 58% occupied by 38 tenants as of March 31, 2019.

11211 Katy Freeway was acquired from an unrelated third-party seller, for a purchase price, as amended, of $4,950,000, exclusive of closing costs.  The Company financed the purchase of 11211 Katy Freeway with proceeds from the Company’s public offering and $2,550,000 in loan proceeds from the Company's master credit facility agreement with a bank.

An acquisition fee of approximately $123,750 was earned by Hartman XXI Advisors LLC in connection with the purchase of 11211 Katy Freeway.

Effective March 1, 2019, our board of directors approved the exchange of 3.42% of our 5.89% ownership interest in Hartman SPE, LLC for 700,302.45 shares of common stock of Hartman Short Term Income Properties XX, Inc., for a total value of $8,858,826 ($12.65 per share). The exchange will reduce the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

On January 29, 2019, the Company's Board of Directors approved a modification to the Company's share redemption plan to remove provisions of the redemption plan that allowed shareholders to redeem shares held between one and three years and to allow redemptions at the net asset value per share price for shares held for three years or more without a graduated redemption price discount. The modification of the share redemption plan will be effective upon the effectiveness of the Company's Post-Effective Amendment No. 4 to Form S-11 filed with the Securities and Exchange Commission on March 27, 2019.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018
(thousands of dollars)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Village Pointe	2/8/2017	1982	$1,763	$4,203	$1,084	$7,050	$282
Richardson Tech Center	3/14/2018	1987	$1,260	$2,874	$906	$5,040	$351
Spectrum Building	12/27/2018	1986	$1,266	$12,058	$3,214	$16,538	$413
Total			$4,289	$19,135	$5,204	$28,628	$1,046

	Gross Carrying Amount at December 31, 2018
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation and Amortization	Net Book Carrying Value	Encumbrances (1)
Village Pointe	$1,763	$4,485	$1,084	$7,332	$(836)	$6,496	$3,525
Richardson Tech Center	$1,260	$3,225	$906	$5,391	$(358)	$5,033	$2,520
Spectrum Building	$1,266	$12,471	$3,214	$16,951	$(15)	$16,936	$8,269
Total	$4,289	$20,181	$5,204	$29,674	$(1,209)	$28,465	$14,314

(1) Specific encumbrances represent mortgage loans secured by the property indicated.

	Years ended December 31,
	2018	2017
Balance at beginning of period	$7,261	$—
Additions during the period:
Acquisitions	21,991	7,050
Improvements	422	211
Balance at end of period	$29,674	$7,261