Form 10-Q
period 2019-03-31
Hartman vREIT XXI, Inc.
filed 2019-05-15
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

x Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer x Smaller reporting company x Emerging Growth Company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x

As of May 1, 2019 there were 4,884,143 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate assets, at cost	$34,236,062	$29,674,731
Accumulated depreciation and amortization	(2,045,840)	(1,209,392)
Real estate assets, net	32,190,222	28,465,339
Cash and cash equivalents	1,272,129	5,839,035
Investment in unconsolidated entities	8,026,720	8,026,720
Escrowed investor proceeds	370,800	50,790
Deferred lease commissions, net	74,283	70,266
Accrued rent and accounts receivable, net	258,979	159,102
Prepaid expenses and other assets	377,784	552,048
Due from related parties	260,551	338,939
Total assets	$42,831,468	$43,502,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$6,523,730	$14,086,330
Accounts payable and accrued expenses	1,217,966	920,922
Subscriptions for common stock	370,800	50,790
Tenants' security deposits	180,942	125,916
Total liabilities	8,293,438	15,183,958

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 4,429,410 and 3,591,757 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	44,294	35,917
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 139,783 shares and 129,668 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,398	1,297
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	41,413,291	34,003,619
Accumulated distributions and net income	(6,921,953)	(5,723,552)
Total stockholders' equity	34,537,030	28,317,281
Total liabilities and total equity	$42,831,468	$43,502,239

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenues	$1,403,580	$212,580
Tenant reimbursements and other revenues	178,075	67,844
Total revenues	1,581,655	280,424

Expenses (income)
Property operating expenses	642,619	41,779
Asset management fees	62,102	15,048
Organization and offering costs	1,468	25,771
Real estate taxes and insurance	228,027	53,289
Depreciation and amortization	836,448	121,839
General and administrative	133,925	80,528
Interest expense	184,985	53,310
Interest and dividend income	(46,997)	—
Total expenses, net	2,042,577	391,564
Loss from operations	(460,922)	(111,140)

Equity in loss of unconsolidated entity	—	(98,803)
Net loss	$(460,922)	$(209,943)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.12)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	3,773,559	1,985,458

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance, December 31, 2017	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	409,986	4,100	3,977,373	—	3,981,473
Selling commissions	—	—	(235,543)	—	(235,543)
Dividends and distributions (stock based)	—	—	—	(107,039)	(107,039)
Dividends and distributions (DRP based)	—	—	—	(97,932)	(97,932)
Dividends and distributions (cash based)	—	—	—	(160,838)	(160,838)
Net loss	—	—	—	(209,943)	(209,943)
Balance, March 31, 2018	2,261,303	$22,613	$20,454,990	$(2,965,289)	$17,512,314

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance, December 31, 2018	3,721,425	$37,214	$34,003,619	$(5,723,552)	$28,317,281
Issuance of common shares	847,768	8,478	8,082,738	—	8,091,216
Selling commissions	—	—	(673,066)	—	(673,066)
Dividends and distributions (stock based)	—	—	—	(148,332)	(148,332)
Dividends and distributions (DRP based)	—	—	—	(259,771)	(259,771)
Dividends and distributions (cash based)	—	—	—	(329,376)	(329,376)
Net loss	—	—	—	(460,922)	(460,922)
Balance, March 31, 2019	4,569,193	$45,692	$41,413,291	$(6,921,953)	$34,537,030

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(460,922)	$(209,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	6,250	18,750
Depreciation and amortization	836,448	121,839
Deferred loan and lease commission costs amortization	29,789	7,080
Equity in earnings of unconsolidated entities	—	98,803
Bad debt provision (recoveries)	22,337	(8,961)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(122,214)	(1,574)
Deferred leasing commissions	(8,032)	(8,869)
Prepaid expenses and other assets	(185,736)	(29,590)
Accounts payable and accrued expenses	219,225	(124,573)
Due from related parties	78,388	(174,357)
Tenants' security deposits	1,567	45,650
Net cash provided by (used in) operating activities	417,100	(265,745)
Cash flows from investing activities:
Additions to real estate	(4,381,906)	(4,908,892)
Net cash used in investing activities	(4,381,906)	(4,908,892)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,964,295	3,764,268
Distributions paid in cash	(304,955)	(153,833)
Payment of selling commissions	(673,066)	(235,543)
Deferred loan costs paid	(19,624)	(70,151)
Escrowed investor proceeds	(320,010)	(61,224)
Subscriptions for common stock	320,010	61,224
Term loan borrowings	—	2,520,000
Proceeds from revolving credit facility	2,550,000	—
Repayments under revolving credit facility	(10,118,750)	—
Net cash (used in) provided by financing activities	(602,100)	5,824,741

Net (decrease) increase in cash and cash equivalents	(4,566,906)	650,104
Cash and cash equivalents at the beginning of period	5,839,035	2,431,740
Cash and cash equivalents at the end of period	$1,272,129	$3,081,844

Supplemental cash flow information:
Cash paid for interest	$155,416	$42,328
Supplemental disclosures of non-cash investing and financing activities:
Increase in distributions payable	19,875	12,769
Distributions paid in stock	388,228	192,202

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
As of March 31, 2019, the Company had accepted investors' subscriptions for, and issued 4,429,410 shares of its Class A common stock and 139,783 shares of its Class T common stock in its initial public offering, including 99,989 Class A shares and 5,366 Class T shares issued pursuant to its distribution reinvestment plan, resulting in gross offering proceeds of $44,769,763.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2019, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2019, and the results of its consolidated operations for the three months ended March 31, 2019 and 2018, the consolidated statements of stockholders’ equity for the three months ended March 31, 2019 and 2018 and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.  The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the OP, Hartman Village Pointe, LLC, Hartman Richardson Tech Center, LLC, Hartman Spectrum, LLC, Hartman 11211, LLC and XXI Holdings, the subsidiaries over which the Company has control. All intercompany balances and transactions are eliminated in consolidation.
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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of March 31, 2019 and December 31, 2018 consisted of demand deposits at commercial banks.
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Investment in Unconsolidated Entities
On April 11, 2017, the Company entered into a membership interest purchase agreement with Hartman XX Operating Partnership (“XX OP”), the operating partnership of Hartman Short Term Income Properties XX, Inc., a related party, pursuant to which the Company may acquire up to $10,000,000 of XX OP’s equity ownership in Hartman Three Forest Plaza LLC. As of September 30, 2018, the Company owned an approximately 48.8% equity interest in Hartman Three Forest Plaza LLC for $8,700,000. The Company’s investment in Hartman Three Forest Plaza LLC was accounted for under the equity method.

On October 1, 2018, Hartman Three Forest Plaza LLC contributed the Three Forest Plaza property to Hartman SPE, LLC, a special purpose entity formed for the purpose of refinancing certain indebtedness of Hartman Short Term Income Properties XX, Inc., Hartman Short Term Income Properties XIX, Inc. and Hartman Income REIT, Inc.

The Company received a 5.89% membership interest in Hartman SPE, LLC in exchange for its 48.8% minority interest in Three Forest Plaza LLC.

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302.45 shares of common stock of Hartman Short Term Income Properties XX, Inc. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%. The Company's investment in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of March 31, 2019.

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
Organization and Offering Costs
As of March 31, 2019, total organization and offering costs incurred for the Offering amounted to $1,195,871, of which the Advisor has incurred organization and offering costs of $970,214 on behalf of the Company. The Advisor has been reimbursed $877,443 for organization and offering costs, which the total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) not exceeding 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three months ended March 31, 2019 and 2018, such costs totaled $1,468 and $25,771, respectively.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2019 and 2018, the Company had net loss of $460,922 and $209,943, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
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
Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three months ended March 31, 2019 and 2018, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2019 and 2018 because no shares are issuable.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents more than 10% of total annualized rental revenue for the three months ended March 31, 2019.

Recent Accounting Pronouncements
On January 1, 2019, the Company adopted ASU 2016-02, "Leases," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today.

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

Additionally, ASU 2016-02 requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. This does not result in a difference from how the Company has historically recognized lease acquisition costs. The adoption of ASU 2016-02 had no impact on the consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2018-07, "Improvements to Non-employee Stock-Based Payment
Accounting." The updated guidance simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of this guidance had no impact on the consolidated financial statements.

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

On January 1, 2018, the Company adopted ASU No. 2016-18, “Classification of Restricted Cash,” issued by the FASB, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the retrospective method. The adoption of ASU No. 2016-18 had no material effect on the Company’s consolidated financial position or consolidated results of operations.

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

Note 3 – Real Estate

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s real estate assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Land	$5,163,217	$4,289,060
Buildings and improvements	23,174,211	20,181,464
In-place lease value intangible	5,898,634	5,204,207
	34,236,062	29,674,731
Less accumulated depreciation and amortization	(2,045,840)	(1,209,392)
Total real estate assets	$32,190,222	$28,465,339

Depreciation expense for the three months ended March 31, 2019 and 2018 was $328,316 and $40,902, respectively. Amortization expenses for the three months ended March 31, 2019 and 2018 was $508,132 and $80,937, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	March 31, 2019	December 31, 2018
In-place lease value intangible	$5,898,634	$5,204,207
In-place leases – accumulated amortization	(1,259,849)	(751,717)
Acquired in-place lease intangible assets, net	$4,638,785	$4,452,490

Acquisition fees incurred were $123,750 and $126,000 for the three months ended March 31, 2019 and 2018, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $62,102 and $15,048 for the three months ended March 31, 2019 and 2018, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
On January 10, 2019, the Company, through Hartman 11211, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in an office building containing approximately 77,882 square feet of office space located in Houston, Texas. The property is commonly known as 11211 Katy Freeway.
11211 Katy Freeway was acquired from an unrelated third-party seller, for a purchase price, as amended, of $4,494,536, exclusive of closing costs. The Company financed the purchase of 11211 Katy Freeway with proceeds from the Company’s public offering and loan proceeds from the Company's master credit facility agreement with a bank.
The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the 11211 Katy Freeway property acquisition:

Assets acquired:
Real estate assets	$4,494,536
Total assets	4,494,536
Liabilities assumed:
Prepaid rents	(15,966)
Security deposits	(53,459)
Total liabilities assumed	(69,425)
Fair value of net assets acquired	$4,425,111

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
The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the Richardson Tech property acquisition:

Assets acquired:
Real estate assets	$5,040,000
Total assets	5,040,000
Liabilities assumed:
Security deposits	(45,650)
Total liabilities assumed	(45,650)
Fair value of net assets acquired	$4,994,350

Note 4 — Investment in unconsolidated entities

The Company owned an approximate 48.8% equity interest in Hartman Three Forest Plaza LLC. The Company’s investment in Hartman Three Forest Plaza LLC was accounted for under the equity method. Equity in losses of the unconsolidated entity was ($98,803) related to Three Forest Plaza LLC for the three months ended March 31, 2018.

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

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302.45 shares of common stock of Hartman Short Term Income Properties XX, Inc. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

The Company's investment in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method. The Company did not receive any distributions from Hartman SPE, LLC for the three months ended March 31, 2019. The Company recognized dividend income of $40,851 from Hartman Short Term Income Properties XX, Inc. for the three months ended March 31, 2019.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	March 31, 2019	December 31, 2018
Tenant receivables	151,008	$71,955
Accrued rent	194,938	151,777
Allowance for uncollectible accounts	(86,967)	(64,630)
Accrued rents and accounts receivable, net	$258,979	$159,102

As of March 31, 2019 and December 31, 2018, the Company had an allowance for uncollectible accounts of $(86,967) and $(64,630), respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended March 31, 2019 and 2018, the Company recorded bad debt expense (recovery) in the amount of $22,337 and $(8,961), respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable as March 31, 2019 and December 31, 2018:

Property/Facility	Current Maturity	Rate (1)	March 31, 2019	December 31, 2018
Village Pointe (2)	December 2019	L + 275bps	$3,525,000	$3,525,000
Richardson Tech Center (2)	March 2021	L + 275bps	2,520,000	2,520,000
Master Credit Facility Agreement - EWB (3)	December 2021	P - 10bps	700,000	8,268,750
			6,745,000	14,313,750
Less unamortized loan costs			(221,270)	(227,420)
			$6,523,730	$14,086,330
(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The interest rate as of March 31, 2019 was 5.24%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of March 31, 2019 the MCFA is secured by the Spectrum Building and the 11211 Katy Freeway Building. The interest rate as of March 31, 2019 was 5.4%. The outstanding balance under the MCFA was $700,000 as of March 31, 2019 and the amount available to be borrowed was $10,118,750.

The Company was in compliance with all loan covenants as of March 31, 2019.

Interest expense for the three months ended March 31, 2019 and 2018 was $184,985 and $53,310, respectively, including $25,774 and $10,537 of deferred loan cost amortization. Unamortized deferred loan costs were $221,270 and $227,420 as of March 31, 2019 and December 31, 2018, respectively. Interest expense of $17,509 and $13,714 was payable as of March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $123,750 and $126,000 were earned by the Advisor for the three months ended March 31, 2019 and 2018, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the three ended March 31, 2019 and 2018.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

For the three months ended March 31, 2019 and 2018, the Company incurred property management fees and reimbursable costs of $176,932 and $22,362, respectively, payable to the Property Manager and asset management fees of $62,102 and $15,048, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

As of March 31, 2019, the Company had $93,994 due to the Advisor, and $(492,214) due from Hartman Short Term Income Properties XX, Inc. and $137,669 due to other Hartman affiliates. As of December 31, 2018, the Company had $31,892 due to the Advisor, and $(509,852) due from Hartman Short Term Income Properties XX, Inc. and $139,021 due to other Hartman affiliates.

Mr. Jack Cardwell, an independent director, and his affiliates, own 486,296 Class A common shares in the Company as of March 31, 2019, representing approximately 10.64% of the Company’s issued and outstanding stock.

Note 8 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(460,922)	$(209,943)
Denominator:
Basic weighted average shares outstanding	3,773,559	1,985,458
Basic loss per common share	$(0.12)	$(0.11)

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three months ended March 31, 2019 and 2018, the Company granted 625 and 1,875 shares of restricted common stock to independent directors as compensation for services, respectively. The Company recognized $6,250 and $18,750 as stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through March 31, 2019:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$26,621	$19,340	$45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
First Quarter 2018	153,832	192,202	346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
First Quarter 2019	304,955	388,228	693,183
Total	$1,414,619	$1,832,403	$3,247,022

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grant or award of any such stock options or shares of restricted stock. The Company recognized stock based compensation expenses of $6,250 and $18,750 with respect to the independent director compensation for the three months ended March 31, 2019 and 2018.
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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital in our ongoing initial public offering;

•	the fact that we have a limited operating history and commenced operations on November 14, 2016;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITS;

•	construction costs that may exceed estimates or construction delays;

•	increases in interest rates;

•	availability of credit or significant disruption in the credit markets;

•	litigation risks;

•	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;

•	inability to obtain new tenants upon the expiration of existing leases at our properties;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;

•	conflicts of interest arising out of our relationship with our advisor and its affiliates;

•	our ability to generate sufficient cash flows to pay distributions to our stockholders;

•	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and

•	changes to generally accepted accounting principles, or GAAP.
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

All forward-looking statements included in this Quarterly Report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 16, 2019.

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

As of March 31, 2019, we had accepted subscriptions for, and issued 4,429,410 shares of our Class A common stock, including 99,989 shares issued pursuant to our distribution reinvestment plan, and 139,783 shares of our Class T common stock, including 5,366 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $44,769,763. We intend to use the net proceeds from our initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until June 24, 2019. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

We elected under Section 856 (c) the Internal Revenue Code to be taxed as a REIT beginning with our taxable year ended December 31, 2017. As a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

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

Our Real Estate Investments

As of March 31, 2019, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property; an office property located in San Antonio, Texas, which we refer to as the Spectrum Building; and an office property located in Houston, Texas, which we refer to as the 11211 Building. We own a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. We own 700,302.45 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Village Pointe Property

The Village Pointe Property, located in San Antonio, Texas, was built in 1982 and renovated in 2015 and contains approximately 54,246 square feet of gross leasable area. As of March 31, 2019, the Village Pointe Property was 79% occupied by 10 tenants. Annual base rental income for the Village Pointe Property is $572,606. The average annual base rent per occupied square foot is $13.32 . As of March 31, 2019, the Village Pointe Property is encumbered by a mortgage note payable with an outstanding balance of $3,525,000.

Richardson Tech Center Property

The Richardson Tech Center Property, located in Richardson, Texas, was built in 1987 and contains approximately 96,660 square feet of flex/R&D space. As of March 31, 2019, the Richardson Tech Center Property was 71% occupied by 12 tenants. Annual base rental income for the Richardson Tech Center Property is $568,289. The average annual base rent per occupied square foot is $8.25. As of March 31, 2019, the Richardson Tech Center Property is encumbered by a mortgage note payable in the amount of $3,570,000 with an outstanding balance of $2,520,000.

Spectrum Building

The Spectrum Building, located in San Antonio, Texas, was built in 1986 and contains approximately 175,390 square feet of office space. As of March 31, 2019, the Spectrum Building was 89% occupied by 12 tenants. Annual base rental income for the Spectrum Building is $3,562,711. The average annual base rent per occupied square foot is

$22.78. As of March 31, 2019, the Spectrum Building is encumbered by a mortgage and is a collateral property for a $20 million revolving credit facility with a bank.

11211 Building

The 11211 Building, located in Houston, Texas, was built in 1976 and contains approximately 77,882 square feet of office space. As of March 31, 2019, the 11211 Building was 58% occupied by 40 tenants. Annual base rental income for the 11211 Building is $828,681. The average annual base rent per occupied square foot is $18.21. As of March 31, 2019, the 11211 Building is encumbered by a mortgage and is a collateral property for a $20 million revolving credit facility with a bank.

Hartman SPE LLC and Hartman Short Term Income Properties XX, Inc.

On October 1, 2018, we acquired a 5.89% member interest in Hartman SPE LLC in exchange for our 48.8% minority interest in an office property owned jointly with Hartman Short Term Income Properties XX, Inc.

Effective March 1, 2019, we exchanged 3.42% of our 5.89% interest in Hartman SPE LLC for 700,302.45 common shares of Hartman Short Term Income Properties XX, Inc.

REIT Compliance

We elected under Section 856(c) of the Internal Revenue Code to be taxed as a REIT beginning with the taxable year ended December 31, 2017. As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates other than as set forth in the Annual Report for the year ended December 31, 2018.  See Note 2 to our consolidated financial statements in this Quarterly Report for a discussion of our currently adopted accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2019 versus March 31, 2018.

As of March 31, 2019, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property; an office property located in San Antonio, Texas, which we refer to as the Spectrum Building; and an office property located in Houston, Texas, which we refer to as the 11211 Building. We own a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. We own 700,302.45 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2019 and 2018 we had total rental revenues and tenant reimbursements of $1,581,655 and $280,424, respectively. The increase is primarily attributable to the acquisitions of the Richardson Tech Center Property, the Spectrum Building and the 11211 Building.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees. For the three months ended March 31, 2019 and 2018, we had operating expenses of $932,748 and $110,116, respectively. The increase is primarily attributable to the acquisitions of the Richardson Tech Center Property, the Spectrum Building and the 11211 Building.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees to our advisor were $62,102 and $15,048 for the three months ended March 31, 2019 and 2018, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For the three months ended March 31, 2019 and 2018 we incurred $176,932 and $22,362, respectively, for property management fees and $8,032 and $8,869, respectively, for leasing commissions. The increase is primarily attributable to the acquisitions of the Richardson Tech Center Property, the Spectrum Building and the 11211 Building.

Real estate taxes and insurance – Real estate taxes and insurance were $228,027 and $53,289 for the three months ended March 31, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Richardson Tech Center Property, the Spectrum Building and the 11211 Building.

Depreciation and amortization – Depreciation and amortization were $836,448 and $121,839 for the three months ended March 31, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Richardson Tech Center Property, the Spectrum Building and the 11211 Building.

General and administrative expenses - General and administrative expenses were $133,925 and $80,528 for the three months ended March 31, 2019 and 2018, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The net increase in cost is principally the result of the increase in accounting, professional fees and independent director’s compensation.

Net loss – We generated a net loss of $(460,922) and $(209,943) for the three months ended March 31, 2019 and 2018, respectively. Increase in net loss for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily attributable to increased depreciation and amortization expense, property operating expenses, real estate taxes and insurance, and interest expense of $714,609, $600,840, $174,738, and $131,675, respectively, offset by an increase in total revenues of $1,301,231, mainly attributable to the acquisitions of the Richardson Tech Center Property, the Spectrum Building and the 11211 Building.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2019 and 2018 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended March 31,
	2019	2018
Net loss	(460,922)	$(209,943)
Depreciation and amortization of real estate assets	836,448	121,839
Depreciation and amortization attributable to equity in earnings (1)	—	355,516
FFO attributable to unconsolidated entity, Hartman SPE, LLC (2)	306,020	—
Funds from operations (FFO)	681,546	267,412
Organization and offering costs	1,468	25,771
Modified funds from operations (MFFO)	683,014	$293,183

(1)	Depreciation and amortization attributable to the equity in loss of the Three Forest Property.

(2)
For the three months ended March 31, 2019, Hartman SPE, LLC had a net loss of $(7,453), depreciation and amortization expense of $6,449,970 and FFO of $6,442,517. Our weighted average ownership interest in Hartman SPE, LLC for the three months ended March 31, 2019 was 4.75%

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through March 31, 2019:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	26,621	19,340	45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
First Quarter 2018	153,832	192,202	346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
First Quarter 2019	304,955	388,228	693,183
Total	$1,414,619	$1,832,403	$3,247,022

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the three months ended March 31, 2019, we paid aggregate distributions of $693,183, including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $417,100, our net loss was $(460,922) and our FFO was $681,546. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

As of March 31, 2019, we had accepted investors’ subscriptions for, and issued, 4,429,410 shares of our Class A common stock and 139,783 shares of our Class T common stock in our initial public offering, including 99,989 Class A shares and 5,366 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $44,769,763.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31 2019, our outstanding secured debt is $6,745,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of March 31, 2019, we had operations from three commercial real estate properties and an investment in an unconsolidated real estate entity. During the three months ended March 31, 2019, net cash provided by operating activities was $417,100 versus $(265,745) net cash used in operating activities for the three months ended March 31, 2018. We expect cash flows to be provided by operating activities in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $(4,381,906) versus $(4,908,892) for the three months ended March 31, 2018 and consisted of additions to real estate.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and repayments under revolving credit facility. Net cash used in financing activities for the three months ended March 31, 2019 was $(602,100) versus $5,824,741 net cash provided by financing activities for the three months ended March 31, 2018.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2019, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2019, we had notes payable totaling an aggregate principal amount of $6,745,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our Advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended March 31, 2019.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
January 2019	—	—	$—
February 2019	—	—	$—
March 2019	4,387	—	$—
Total	4,387	—	$—

(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.	For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.	For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.	For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.	For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

e.	Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

Notwithstanding the foregoing, the redemption price for redemptions sought upon a stockholder’s death or disability or upon confinement to a long-term care facility, is available only for stockholders who purchased their shares directly from us or the persons specifically set forth in the share redemption program.

(3) The number of shares that may be redeemed pursuant to our share redemption program will not exceed (i) 5% of the weighted-average number of shares outstanding during the 12-month period immediately prior to the effective date of the redemption and (ii) those share redemptions that can be funded with proceeds from our distribution reinvestment plan plus, if we had positive net operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

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

From our inception through March 31, 2019, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$3,407,382	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,195,874	Actual
Total expenses	$4,603,256

As of March 31, 2019, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $39,167,674. For the period from inception through March 31, 2019, the ratio of the cost of raising capital to capital raised was approximately 10.5%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of March 31, 2019, we had used $26,833,000 of the net proceeds from our initial public offering, plus debt financing, to purchase four properties and we had used $8,700,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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
10.1
Master Credit Facility Agreement dated December 27, 2018 by and between East West Bank and Hartman vREIT XXI Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2019.)

10.2	Revolving Promissory Note dated December 27, 2018 in favor of East West Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 3, 2019.)
10.3
Deed of Trust, Assignment of Rents and Security Agreement dated December 27, 2018 by Hartman Spectrum, LLC in favor of East West Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 3, 2019.)

10.4
Real Property Management Agreement dated December 5, 2018 by and between Hartman Spectrum, LLC and Hartman Income REIT Management, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 3, 2019.)

10.5
Deed of Trust, Assignment of Rents and Security Agreement dated December 27, 2018 by Hartman 11211, LLC in favor of East West Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2019.)

10.6
Real Property Management Agreement dated December 5, 2018 by and between Hartman Spectrum, LLC and Hartman Income REIT Management, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2019.)

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

Date:     May 15, 2019

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     May 15, 2019

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)