Form 10-Q
period 2019-06-30
Hartman vREIT XXI, Inc.
filed 2019-08-15
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-207711
__________

HARTMAN vREIT XXI, INC.
(Exact name of registrant as specified in its charter)

Maryland	38-3978914
(State of Organization)	(I.R.S. Employer Identification Number)
2909 Hillcroft
Suite 420
Houston
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 1, 2019 there were 6,218,744 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate assets, at cost	$34,906,254	$29,674,731
Accumulated depreciation and amortization	(2,962,756)	(1,209,392)
Real estate assets, net	31,943,498	28,465,339
Cash and cash equivalents	11,415,859	5,839,035
Investment in unconsolidated entities	8,026,720	8,026,720
Escrowed investor proceeds	444,634	50,790
Deferred lease commissions, net	133,932	70,266
Accrued rent and accounts receivable, net	268,890	159,102
Prepaid expenses and other assets	336,522	552,048
Due from related parties	—	338,939
Total assets	$52,570,055	$43,502,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$5,849,504	$14,086,330
Accounts payable and accrued expenses	1,150,477	920,922
Subscriptions for common stock	444,634	50,790
Due to related parties	209,600	—
Tenants' security deposits	183,250	125,916
Total liabilities	7,837,465	15,183,958

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 5,543,854 and 3,591,757 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	55,438	35,917
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 290,654 shares and 129,668 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,907	1,297
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	52,993,009	34,003,619
Accumulated distributions and net loss	(8,319,764)	(5,723,552)
Total stockholders' equity	44,731,590	28,317,281
Total liabilities and total equity	$52,570,055	$43,502,239

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenues	$1,361,107	$361,359	$2,764,687	$573,939
Tenant reimbursements and other revenues	160,399	69,550	338,474	137,394
Total revenues	1,521,506	430,909	3,103,161	711,333

Expenses (income)
Property operating expenses	581,834	110,597	1,224,453	152,376
Asset management fees	62,958	22,669	125,060	37,717
Organization and offering costs	65,223	54,957	66,691	80,728
Real estate taxes and insurance	243,116	85,872	471,143	139,161
Depreciation and amortization	916,916	219,036	1,753,364	340,875
General and administrative	75,707	9,858	209,632	90,387
Interest expense	117,482	86,325	302,467	139,635
Interest and dividend income	(94,837)	—	(141,834)	—
Total expenses, net	1,968,399	589,314	4,010,976	980,879
Loss from operations	(446,893)	(158,405)	(907,815)	(269,546)

Equity in earnings (losses) of unconsolidated entity	—	2,013	—	(96,789)
Net loss	$(446,893)	$(156,392)	$(907,815)	$(366,335)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.09)	$(0.06)	$(0.20)	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	5,072,062	2,448,539	4,501,129	2,227,070

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at March 31, 2018	2,261,303	$22,613	$20,454,990	$(2,965,289)	$17,512,314
Issuance of common shares	432,034	4,320	3,838,567	—	3,842,887
Selling commissions	—	—	(408,594)	—	(408,594)
Dividends and distributions (stock based)	—	—	—	(174,551)	(174,551)
Dividends and distributions (DRP based)	—	—	—	(151,169)	(151,169)
Dividends and distributions (cash based)	—	—	—	(190,211)	(190,211)
Net loss	—	—	—	(156,392)	(156,392)
Balance at June 30, 2018	2,693,337	$26,933	$23,884,963	$(3,637,612)	$20,274,284

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at March 31, 2019	4,569,193	$45,692	$41,413,291	$(6,921,953)	$34,537,030
Issuance of common shares	1,275,297	12,753	12,532,788	—	12,545,541
Redemptions	(9,982)	(100)	(93,215)	—	(93,315)
Selling commissions	—	—	(859,855)	—	(859,855)
Dividends and distributions (stock based)	—	—	—	(185,187)	(185,187)
Dividends and distributions (DRP based)	—	—	—	(349,826)	(349,826)
Dividends and distributions (cash based)	—	—	—	(415,905)	(415,905)
Net loss	—	—	—	(446,893)	(446,893)
Balance at June 30, 2019	5,834,508	$58,345	$52,993,009	$(8,319,764)	$44,731,590

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2017	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	842,020	8,420	7,815,940	—	7,824,360
Selling commissions	—	—	(644,137)	—	(644,137)
Dividends and distributions (stock)	—	—	—	(281,590)	(281,590)
Dividends and distributions (DRP)	—	—	—	(249,101)	(249,101)
Dividends and distributions (cash)	—	—	—	(351,049)	(351,049)
Net loss	—	—	—	(366,335)	(366,335)
Balance at June 30, 2018	2,693,337	$26,933	$23,884,963	$(3,637,612)	$20,274,284

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2018	3,721,425	$37,214	$34,003,619	$(5,723,552)	$28,317,281
Issuance of common shares	2,123,065	21,231	20,615,526	—	20,636,757
Redemptions	(9,982)	(100)	(93,215)	—	(93,315)
Selling commissions	—	—	(1,532,921)	—	(1,532,921)
Dividends and distributions (stock)	—	—	—	(333,519)	(333,519)
Dividends and distributions (DRP)	—	—	—	(609,597)	(609,597)
Dividends and distributions (cash)	—	—	—	(745,281)	(745,281)
Net loss	—	—	—	(907,815)	(907,815)
Balance at June 30, 2019	5,834,508	$58,345	$52,993,009	$(8,319,764)	$44,731,590

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(907,815)	$(366,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	12,500	12,500
Depreciation and amortization	1,753,364	340,875
Deferred loan and lease commission costs amortization	61,104	18,904
Equity in losses of unconsolidated entities	—	96,789
Bad debt recoveries	(12,579)	(5,953)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(97,209)	(53,370)
Deferred lease commissions	(73,222)	(8,869)
Prepaid expenses and other assets	(144,474)	(54,830)
Accounts payable and accrued expenses	77,844	(49,555)
Due to/from related parties	548,539	(183,181)
Tenants' security deposits	3,875	49,171
Net cash provided by (used in) operating activities	1,221,927	(203,854)
Cash flows from investing activities:
Additions to real estate	(5,052,098)	(4,936,598)
Net cash used in investing activities	(5,052,098)	(4,936,598)
Cash flows from financing activities:
Proceeds from issuance of common stock	20,014,134	7,296,418
Payment of redemption of common stock	(93,315)	—
Distributions paid in cash	(692,529)	(336,059)
Payment of selling commissions	(1,532,921)	(644,137)
Deferred loan costs paid	(19,624)	(70,151)
Insurance premium finance	—	3,401
Escrowed investor proceeds	(393,844)	(448,994)
Subscriptions for common stock	393,844	448,899
Proceeds from term loan	—	2,520,000
Proceeds from revolving credit facility	2,550,000	—
Repayments under revolving credit facility	(10,818,750)	—
Net cash provided by financing activities	9,406,995	8,769,377

Net increase in cash and cash equivalents	5,576,824	3,628,925
Cash and cash equivalents at the beginning of period	5,839,035	2,431,740
Cash and cash equivalents at the end of period	$11,415,859	$6,060,665

Supplemental cash flow information:
Cash paid for interest	$250,957	$112,285
Supplemental disclosures of non-cash investing and financing activities:
Increase in distributions payable	$70,493	$28,599
Distributions paid in stock	$872,623	$502,092

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Organization and Business
Hartman vREIT XXI, Inc. (the “Company”) is a Maryland corporation formed on September 3, 2015. The Company elected to be treated as a real estate investment trust (“REIT”) beginning with its taxable year ended December 31, 2017. The Company’s fiscal year end is December 31.
 In its initial public offering (the “Offering”), the Company is offering to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

On June 24, 2019, the Company filed a registration statement on Form S-11 (Registration No. 333-232308) registering $220,000,000 in any combination of shares of Class A and Class T common stock to be sold on a “best efforts” basis in the Company’s follow-on offering. The Company continues to sell shares of its Class A and Class T common shares pursuant to the Offering, which it may continue to do until the earlier of the effective date of the follow-on offering or December 21, 2019.
The Company is currently offering Class A common stock to the public at the initial price of $10.00 per share and to stockholders at a price of $9.50 per share for Class A common stock purchased pursuant to the distribution reinvestment plan. The Company is currently offering Class T common stock to the public at the initial price of $9.60 per share and to stockholders at a price of $9.12 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.
The Company’s board of directors may, in its sole discretion and from time to time, change the price at which the Company offers shares to the public in the primary offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.
On August 8, 2019, the Company's board of directors determined to change the price of Class A common stock to the public to $13 per share and to stockholders at a price of $13 for Class A common stock purchased pursuant to the distribution reinvestment plan. The Company's board of directors determined also to change the price of Class T common stock to the public to $12.48 per share and to stockholders at a price of $12.48 for Class T common stock purchased pursuant to the distribution reinvestment plan.
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
As of June 30, 2019, the Company had accepted investors' subscriptions for, and issued 5,543,854 shares, net of redemptions, of its Class A common stock and 290,654 shares of its Class T common stock in its initial public offering,

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including 132,089 Class A shares and 6,816 Class T shares issued pursuant to its distribution reinvestment plan, resulting in gross proceeds of $57,232,915.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2019, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2019, and the results of its consolidated operations for the three and six months ended June 30, 2019 and 2018, the consolidated statements of stockholders’ equity for the six months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.  The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of June 30, 2019 and December 31, 2018 consisted of demand deposits at commercial banks.
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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of June 30, 2019.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Organization and Offering Costs
As of June 30, 2019, total organization and offering costs incurred for the Offering amounted to $1,261,094. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and six months ended June 30, 2019 and 2018, such costs totaled $65,223 and $54,957, and $66,691 and $80,728, respectively.

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
For the three months ended June 30, 2019 and 2018, the Company had net loss of $446,893 and $156,392, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred a net loss of $907,815 and $366,335, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
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
Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three and six months ended June 30, 2019 and 2018, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2019 and 2018 because no shares are issuable.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents more than 39% of total annualized rental revenue for the six months ended June 30, 2019. There were no major tenants for the same period ended June 30, 2018.

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

Note 3 – Real Estate

The Company’s real estate assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Land	$5,163,217	$4,289,060
Buildings and improvements	23,844,403	20,181,464
In-place lease value intangible	5,898,634	5,204,207
	34,906,254	29,674,731
Less accumulated depreciation and amortization	(2,962,756)	(1,209,392)
Total real estate assets	$31,943,498	$28,465,339

Depreciation expense for the three months ended June 30, 2019 and 2018 was $398,086 and $116,286, respectively and $726,402 and $157,188 for the six months ended June 30, 2019 and 2018, respectively. Amortization expenses for the three months ended June 30, 2019 and 2018 was $518,830 and $102,750, respectively, and $1,026,962 and $183,687, respectively, for the six months ended June 30, 2019 and 2018.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	June 30, 2019	December 31, 2018
In-place lease value intangible	$5,898,634	$5,204,207
In-place leases – accumulated amortization	(1,778,679)	(751,717)
Acquired in-place lease intangible assets, net	$4,119,955	$4,452,490

Acquisition fees incurred were $0 and $0 for the three months ended June 30, 2019 and 2018 and $123,750 and $126,000 for the six months ended June 30, 2019 and 2018, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $62,958 and $22,669 for the three months ended June 30, 2019 and 2018, respectively, and $125,060 and $37,717 for the six months ended June 30, 2019 and 2018, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 4 — Investment in unconsolidated entities

The Company owned an approximate 48.8% equity interest in Hartman Three Forest Plaza LLC. The Company’s investment in Hartman Three Forest Plaza LLC was accounted for under the equity method. Equity in earnings (losses) of the unconsolidated entity was $2,013 and $(96,789) related to Three Forest Plaza LLC for the three and six months ended June 30, 2018, respectively.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's investment in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method. The Company did not receive any distributions from Hartman SPE, LLC for the six months ended June 30, 2019. The Company recognized dividend income of $81,701 and $122,552 from Hartman Short Term Income Properties XX, Inc. for the three and six months ended June 30, 2019.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	June 30, 2019	December 31, 2018
Tenant receivables	108,280	$71,955
Accrued rent	212,661	151,777
Allowance for uncollectible accounts	(52,051)	(64,630)
Accrued rents and accounts receivable, net	$268,890	$159,102

As of June 30, 2019 and December 31, 2018, the Company had an allowance for uncollectible accounts of $52,051 and $64,630, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended June 30, 2019 and 2018, the Company recorded bad debt (recovery) expense in the amount of $(34,916) and $3,008, respectively, and $(12,579) and $(5,953) for the six months ended June 30, 2019 and 2018, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable as June 30, 2019 and December 31, 2018:

Property/Facility	Current Maturity	Rate (1)	June 30, 2019	December 31, 2018
Village Pointe (2)	December 2019	L + 275bps	$3,525,000	$3,525,000
Richardson Tech Center (2)	March 2021	L + 275bps	2,520,000	2,520,000
Master Credit Facility Agreement - EWB (3)	December 2021	P - 10bps	—	8,268,750
			6,045,000	14,313,750
Less unamortized loan costs			(195,496)	(227,420)
			$5,849,504	$14,086,330
(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The interest rate as of June 30, 2019 was 5.24%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of June 30, 2019 the MCFA is secured by the Spectrum Building and the 11211 Katy Freeway Building. The interest rate as of June 30, 2019 was 5.4%. The outstanding balance under the MCFA was $0 as of June 30, 2019 and the amount available to be borrowed was $10,818,750.

The Company was in compliance with all loan covenants as of June 30, 2019.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense for the three months ended June 30, 2019 and 2018 was $117,482 and $86,325, respectively, including $25,774 and $11,434 of deferred loan cost amortization. Interest expense for the six months ended June 30, 2019 and 2018 was $302,467 and $139,635 respectively, including $51,548 and $17,022 of deferred loan cost amortization. Unamortized deferred loan costs were $195,496 and $227,420 as of June 30, 2019 and December 31, 2018, respectively. Interest expense of $13,676 and $13,714 was payable as of June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 and $0 were earned by the Advisor for the three months ended June 30, 2019 and 2018, respectively, and $123,750 and $126,000 were earned for the six months ended June 30, 2019 and 2018, respectively,

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the six months ended June 30, 2019 and 2018.

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

For the three months ended June 30, 2019 and 2018, the Company incurred property management fees and reimbursable costs of $272,091 and $40,052, respectively, payable to the Property Manager and asset management fees of $62,958 and $22,669, respectively, payable to the Advisor. For the six months ended June 30, 2019 and 2018, the Company incurred property management fees and reimbursable costs of $463,507 and $67,021, respectively, payable to the Property Manager and asset management fees of $125,060 and $37,717, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

As of June 30, 2019, the Company had $156,952 due to the Advisor, and $159,852 due from Hartman Short Term Income Properties XX, Inc. and $212,500 due to other Hartman affiliates. As of December 31, 2018, the Company had $31,892 due to the Advisor, and $509,852 due from Hartman Short Term Income Properties XX, Inc. and $139,021 due to other Hartman affiliates.

Mr. Jack Cardwell, an independent director, and his affiliates, own 488,134 Class A common shares in the Company as of June 30, 2019, representing approximately 8.36% of the Company’s issued and outstanding stock.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(446,893)	$(156,392)	$(907,815)	$(366,335)
Denominator:
Basic weighted average shares outstanding	5,072,062	2,448,539	4,501,129	2,227,070
Basic loss per common share	$(0.09)	$(0.06)	$(0.20)	$(0.16)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three and six months ended June 30, 2019 and 2018, the Company granted 625 and 625 shares and 1,250 and 1,250 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $6,250 and $6,250 and $12,500 and $12,500 as stock-based compensation expense for the three and six months ended June 30, 2019 and 2018, respectively.

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through June 30, 2019:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$26,621	$19,340	$45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
First Quarter 2018	153,832	192,202	346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
First Quarter 2019	304,955	388,228	693,183
Second Quarter 2019	387,574	484,395	871,969
Total	$1,802,193	$2,316,798	$4,118,991

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. The Company recognized stock based compensation expenses of $12,500 and $12,500 with respect to the independent director compensation for the six months ended June 30, 2019 and 2018.
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
Note 13 – Subsequent Events
On August 2, 2019, Hartman vREIT XXI Operating Partnership L.P. (“vREIT XXI L.P.”), the operating partnership of the Company, entered into an Agreement of Purchase and Sale, with Houston Portfolio, LLC, an unrelated third party, for the acquisition of three multi-tenant office properties located in Houston, Texas.  The aggregate purchase price for the properties is $20,775,000, exclusive of closing costs and transaction fees.  The Company intends to finance the acquisition of the properties with proceeds from its public offering and financing secured by the property.
The anticipated closing date for the acquisition of the properties is September 23, 2019.  The acquisition is subject to customary conditions to closing, including the absence of a material adverse change to the properties prior to the acquisition date.  There is no assurance that the Company will close the acquisition of the properties on the terms described above or at all.

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

On June 24, 2019, we filed a registration statement on Form S-11 (Registration No. 333-232308) registering $220,000,000 in any combination of shares of Class A and Class T common stock to be sold on a “best efforts” basis in our follow-on offering. We continue to sell shares of our Class A and Class T common shares pursuant to the Offering, which we may continue to do until the earlier of the effective date of the follow-on offering or December 21, 2019.
We are currently offering Class A common stock to the public at the initial price of $10.00 per share and to stockholders at a price of $9.50 per share for Class A common stock purchased pursuant to the distribution reinvestment plan. We are currently offering Class T common stock to the public at the initial price of $9.60 per share and to stockholders at a price of $9.12 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.

Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.
On August 8, 2019, our board of directors determined to change the price of Class A common stock to the public to $13 per share and to stockholders at a price of $13 for Class A common stock purchased pursuant to the distribution reinvestment plan. Our board of directors determined also to change the price of Class T common stock to the public to $12.48 per share and to stockholders at a price of $12.48 for Class T common stock purchased pursuant to the distribution reinvestment plan.
As of June 30, 2019, we had accepted subscriptions for, and issued 5,543,854 shares, net of redemptions, of our Class A common stock, including 132,089 shares issued pursuant to our distribution reinvestment plan, and 290,654 shares of our Class T common stock, including 6,816 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $57,232,915. We intend to use the net proceeds from our initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until the termination of our follow-on offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Our Real Estate Investments

As of June 30, 2019, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property; an office property located in San Antonio, Texas, which we refer to as the Spectrum Building; and an office property located in Houston, Texas, which we refer to as the 11211 Building. We own a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. We own 700,302 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$578,114	$13.45	$13.31
Richardson Tech Center	Flex/R&D	Dallas	96,660	71%	596,635	8.66	8.79
Spectrum Building	Office	San Antonio	175,390	83%	3,345,902	23.03	23.11
11211 Building	Office	Houston	76,832	59%	830,740	18.39	18.47
Grand Total			403,128	75%	$5,351,391	$17.70	$17.76

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2019 versus June 30, 2018.

As of June 30, 2019, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property; an office property located in San Antonio, Texas, which we refer to as the Spectrum Building; and an office property located in Houston, Texas, which we refer to as the 11211 Building. We own a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. We own 700,302.45 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended June 30, 2019 and 2018 we had total rental revenues and tenant reimbursements of $1,521,506 and $430,909, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building, which generated total revenue of $938,699 and $214,038, respectively, for the three months ended June 30, 2019. For the six months ended June 30, 2019 and 2018 we had total rental revenues and tenant reimbursements of $3,103,161 and $711,333, respectively. The increase in total rental revenues and tenant reimbursements was primarily due to the addition of the Spectrum Building and the 11211 Building which generated total revenue of $1,925,298 and $414,178, respectively, for the six months ended June 30, 2019.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees. For the three months ended June 30, 2019 and 2018, we had operating expenses of $887,908 and $219,138, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building. For the six months ended

June 30, 2019 and 2018, we had operating expenses of $1,820,656 and $329,254, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building.

Fees to affiliates – We pay acquisition fees and asset management fees to our advisor in connection with the acquisition of properties and management of our company. Asset management fees to our advisor were $62,958 and $22,669 for the three months ended June 30, 2019 and 2018, respectively. Asset management fees to our advisor were $125,060 and $37,717 for the six months ended June 30, 2019 and 2018, respectively. We pay property management and leasing commissions to our Property Manager in connection with the management and leasing of our properties. For the three months ended June 30, 2019 and 2018 we incurred $272,091 and $40,052, respectively, for property management fees and $65,190 and $0, respectively, for leasing commissions. For the six months ended June 30, 2019 and 2018 we incurred $463,507 and $67,021, respectively, for property management fees and $73,222 and $8,869, respectively, for leasing commissions. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building.

Real estate taxes and insurance – Real estate taxes and insurance were $243,116 and $85,872 for the three months ended June 30, 2019 and 2018, respectively. Real estate taxes and insurance were $471,143 and $139,161 for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the11211 Building.

Depreciation and amortization – Depreciation and amortization were $916,916 and $219,036 for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization were $1,753,364 and $340,875 for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building.

General and administrative expenses - General and administrative expenses were $75,707 and $9,858 for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses were $209,632 and $90,387 for the six months ended June 30, 2019 and 2018, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The net increase in cost is principally the result of the increase in accounting, professional fees and independent director’s compensation.

Net loss – We generated a net loss of $446,893 and $156,392 for the three months ended June 30, 2019 and 2018, respectively and a net loss of $907,815 and $366,335 for the six months ended June 30, 2019 and 2018, respectively. Increase in net loss for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 of $290,501 is primarily attributable to increase depreciation and amortization expense of $697,880, increase in property operating expenses of $471,237, increase in real estate taxes and insurance of $157,244, offset by an increase in total revenues of $1,090,597. Increase in net loss for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is primarily attributable to increased depreciation and amortization expense, property operating expenses, real estate taxes and insurance, and interest expense of $1,412,489, $1,072,077, $331,982, and $162,832, respectively, offset by an increase in total revenues of $2,391,828, mainly attributable to the acquisitions of the Spectrum Building and the 11211 Building.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2019 and 2018 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(446,893)	$(156,392)	$(907,815)	$(366,335)
Depreciation and amortization of real estate assets	916,916	219,036	1,753,364	340,875
Depreciation and amortization attributable to equity in earnings (losses) (1)	—	359,458	—	714,967
FFO attributable to unconsolidated entity, Hartman SPE, LLC (2)	119,680	—	407,492	—
Funds from operations (FFO)	589,703	422,102	1,253,041	689,507
Organization and offering costs	65,223	54,957	66,691	80,728
Modified funds from operations (MFFO)	$654,926	$477,059	$1,319,732	$770,235

(1)	Depreciation and amortization attributable to the equity in earnings (losses) of the Three Forest Property.

(2)
For the three and six months ended June 30, 2019, Hartman SPE, LLC had a net loss of $1,236,122 and $1,243,575, respectively, depreciation and amortization expense of $6,081,478 and $12,531,448, respectively, and FFO of $4,845,356 and $11,287,873. Our weighted average ownership interest in Hartman SPE, LLC for the three and six months ended June 30, 2019 was 2.47% and 3.61%, respectively.

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through June 30, 2019:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	26,621	19,340	45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
First Quarter 2018	153,832	192,202	346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
First Quarter 2019	304,955	388,228	693,183
Second Quarter 2019	387,574	484,395	871,969
Total	1,802,193	2,316,798	4,118,991

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the six months ended June 30, 2019, we paid aggregate distributions of $1,565,152, including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $1,221,927, our net loss was $907,815 and our FFO was $1,253,041. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Liquidity and Capital Resources

As of June 30, 2019, we had accepted investors’ subscriptions for, and issued, 5,543,854 shares, net of redemptions, of our Class A common stock and 290,654 shares of our Class T common stock in our initial public offering, including 132,089 Class A shares and 6,816 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $57,232,915.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2019, our outstanding secured debt is $6,045,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of June 30, 2019, we had operations from four commercial real estate properties and investments in unconsolidated real estate entities. During the six months ended June 30, 2019, net cash provided by operating activities was $1,221,927 versus $(203,854) net cash used in operating activities for the six months ended June 30, 2018. We expect cash flows to be provided by operating activities in future periods as a result of additional acquisitions of real estate and real estate related investments.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $(5,052,098) versus $(4,936,598) for the six months ended June 30, 2018 and consisted of additions to real estate.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering and repayments under revolving credit facility. Net cash provided by financing activities for the six months ended June 30, 2019 was $9,406,995 versus $8,769,377 net cash provided by financing activities for the six months ended June 30, 2018.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2019, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2019, we had notes payable totaling an aggregate principal amount of $6,045,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended June 30, 2019.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
April 2019	4,387	—	$—
May 2019	—	4,387	$9.17
June 2019	5,595	5,595	$9.49
Total	9,982	9,982	$9.35

(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.	For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;

b.	For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;

c.	For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;

d.	For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;

e.	Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

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

On June 24, 2019, we filed a registration statement on Form S-11 (Registration No. 333-232308) registering $220,000,000 in any combination of shares of Class A and Class T common stock to be sold on a “best efforts” basis in our follow-on offering. We continue to sell shares of our Class A and Class T common shares pursuant to the Offering, which we may continue to do until the earlier of the effective date of the follow-on offering or December 21, 2019.

We are currently offering Class A common stock to the public at the initial price of $10.00 per share and to stockholders at a price of $9.50 per share for Class A common stock purchased pursuant to the distribution reinvestment plan. We are currently offering Class T common stock to the public at the initial price of $9.60 per share and to stockholders at a price of $9.12 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.

From our inception through June 30, 2019, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$4,267,238	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,261,094	Actual
Total expenses	$5,528,332

As of June 30, 2019, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $50,242,058. For the period from inception through June 30, 2019, the ratio of the cost of raising capital to capital raised was approximately 9.66%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of June 30, 2019, we had used $27,533,000 of the net proceeds from our initial public offering, plus debt financing, to purchase four properties and we had used $8,700,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

Date:     August 14, 2019

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     August 14, 2019

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)