Form 10-Q
period 2019-09-30
Hartman vREIT XXI, Inc.
filed 2019-11-14
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019 there were 8,372,152 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Real estate assets, at cost	$35,498,649	$29,674,731
Accumulated depreciation and amortization	(3,846,985)	(1,209,392)
Real estate assets, net	31,651,664	28,465,339
Cash and cash equivalents	30,485,831	5,839,035
Restricted cash	258,578	152,900
Investment in unconsolidated joint venture	8,026,720	8,026,720
Escrowed investor proceeds	168,890	50,790
Deferred lease commissions, net	173,512	70,266
Accrued rent and accounts receivable, net	308,218	159,102
Prepaid expenses and other assets	776,191	399,148
Due from related parties	62,396	338,939
Total assets	$71,912,000	$43,502,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$5,875,278	$14,086,330
Accounts payable and accrued expenses	1,652,283	920,922
Subscriptions for common stock	168,890	50,790
Tenants' security deposits	200,111	125,916
Total liabilities	7,896,562	15,183,958

Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 7,709,742 and 3,591,757 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	77,097	35,917
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 431,831 shares and 129,668 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,318	1,297
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	73,996,417	34,003,619
Accumulated distributions and net loss	(10,063,394)	(5,723,552)
Total stockholders' equity	64,014,438	28,317,281
Total liabilities and total equity	$71,912,000	$43,502,239

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenues	$1,367,235	$355,973	$4,131,922	$929,912
Tenant reimbursements and other revenues	172,951	69,360	511,425	206,754
Total revenues	1,540,186	425,333	4,643,347	1,136,666

Expenses (income)
Property operating expenses	748,859	132,030	1,973,312	284,406
Asset management fees	62,957	22,669	188,017	60,386
Organization and offering costs	116,428	29,700	183,119	110,428
Real estate taxes and insurance	253,545	78,895	724,688	218,056
Depreciation and amortization	884,229	211,371	2,637,593	552,246
General and administrative	90,586	157,804	300,218	248,191
Interest expense	102,903	85,393	405,370	225,028
Interest and dividend income	(179,777)	—	(321,611)	—
Total expenses, net	2,079,730	717,862	6,090,706	1,698,741
Loss from operations	(539,544)	(292,529)	(1,447,359)	(562,075)

Equity in earnings (losses) of unconsolidated entity	—	(300,190)	—	(396,979)
Net loss	$(539,544)	$(592,719)	$(1,447,359)	$(959,054)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.08)	$(0.20)	$(0.28)	$(0.40)
Weighted average number of common shares outstanding, basic and diluted	6,662,832	2,896,327	5,228,371	2,384,200

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2018	2,693,337	$26,933	$23,884,963	$(3,637,612)	$20,274,284
Issuance of common shares	418,209	4,182	4,415,574	—	4,419,756
Selling commissions	—	—	(289,234)	—	(289,234)
Dividends and distributions (stock based)	—	—	0	(142,243)	(142,243)
Dividends and distributions (DRP based)	—	—	—	(165,508)	(165,508)
Dividends and distributions (cash based)	—	—	0	(224,168)	(224,168)
Net loss	—	—	—	(592,719)	(592,719)
Balance at September 30, 2018	3,111,546	$31,115	$28,011,303	$(4,762,250)	$23,280,168

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2019	5,834,508	$58,345	$52,993,009	$(8,319,764)	$44,731,590
Issuance of common shares	2,307,065	23,070	22,659,595	—	22,682,665
Selling commissions	—	—	(1,656,187)	—	(1,656,187)
Dividends and distributions (stock based)	—	—	—	(159,209)	(159,209)
Dividends and distributions (DRP based)	—	—	—	(470,632)	(470,632)
Dividends and distributions (cash based)	—	—	—	(574,245)	(574,245)
Net loss	—	—	—	(539,544)	(539,544)
Balance at September 30, 2019	8,141,573	$81,415	$73,996,417	$(10,063,394)	$64,014,438

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2017	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	1,260,229	12,602	12,231,514	—	12,244,116
Selling commissions	—	—	(933,371)	—	(933,371)
Dividends and distributions (stock based)	—	—	—	(423,833)	(423,833)
Dividends and distributions (DRP based)	—	—	—	(414,609)	(414,609)
Dividends and distributions (cash based)	—	—	—	(575,217)	(575,217)
Net loss	—	—	—	(959,054)	(959,054)
Balance at September 30, 2018	3,111,546	$31,115	$28,011,303	$(4,762,250)	$23,280,168

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2018	3,721,425	$37,214	$34,003,619	$(5,723,552)	$28,317,281
Issuance of common shares	4,430,130	44,301	43,275,121	—	43,319,422
Redemptions	(9,982)	(100)	(93,215)	—	(93,315)
Selling commissions	—	—	(3,189,108)	—	(3,189,108)
Dividends and distributions (stock based)	—	—	—	(492,728)	(492,728)
Dividends and distributions (DRP based)	—	—	—	(1,080,229)	(1,080,229)
Dividends and distributions (cash based)	—	—	—	(1,319,526)	(1,319,526)
Net loss	—	—	—	(1,447,359)	(1,447,359)
Balance at September 30, 2019	8,141,573	$81,415	$73,996,417	$(10,063,394)	$64,014,438

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,447,359)	$(959,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	18,750	18,750
Depreciation and amortization	2,637,593	552,246
Deferred loan and lease commission costs amortization	93,238	30,728
Equity in earnings of unconsolidated joint venture	—	396,979
Bad debt (recoveries) expense	(39,080)	29,707
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(110,036)	(125,931)
Deferred lease commissions	(119,162)	(37,153)
Prepaid expenses and other assets	(38,035)	(3,589)
Accounts payable and accrued expenses	513,874	93,144
Due to/from related parties	276,543	(113,392)
Tenants' security deposits	20,736	47,500
Net cash provided by (used in) operating activities	1,807,062	(70,065)
Cash flows from investing activities:
Acquisition deposit	(743,250)	—
Additions to real estate	(5,644,493)	(5,096,676)
Net cash used in investing activities	(6,387,743)	(5,096,676)
Cash flows from financing activities:
Proceeds from issuance of common stock	42,095,197	11,382,247
Payment of redemption of common stock	(93,315)	—
Dividends and distributions paid in cash	(1,191,245)	(551,376)
Payment of selling commissions	(3,189,108)	(933,371)
Deferred loan costs paid	(19,624)	(70,151)
Escrowed investor proceeds	(118,100)	(66,134)
Subscriptions for common stock	118,100	66,139
Proceeds from term loan notes	—	2,520,000
Proceeds from revolving credit facility	2,550,000	—
Repayments under revolving credit facility	(10,818,750)	—
Net cash provided by financing activities	29,333,155	12,347,354

Net increase in cash and cash equivalents and restricted cash	24,752,474	7,180,613
Cash and cash equivalents and restricted cash, beginning of period	5,991,935	2,485,740
Cash and cash equivalents and restricted cash, end of period	$30,744,409	$9,666,353

Supplemental cash flow information:
Cash paid for interest	$328,480	$190,556
Supplemental disclosures of non-cash investing and financing activities:
(Decrease)/Increase in distributions payable	$54,490	$43,273
Distributions paid in stock	$1,518,467	$795,169

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
Class A common stock was being offered to the public at an initial price of $10.00 per share and to stockholders at an initial price of $9.50 per share for Class A common stock purchased pursuant to the distribution reinvestment plan.

Class T common stock was being offered to the public at an initial price of $9.60 per share and to stockholders at an initial price of $9.12 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.

Beginning September 7, 2019, the sale price of the Company's Class A and Class T common shares to the public is $13.00 and $12.48 per share, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of Class A and Class T common shares to the Company's shareholders pursuant to the distribution reinvestment plan is $11.70 and $11.23 per share.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019, the Company had accepted investors' subscriptions for, and issued 7,709,742 shares, net of redemptions, of its Class A common stock and 431,831 shares of its Class T common stock in its initial public offering, including 173,162 Class A shares and 8,612 Class T shares issued pursuant to its distribution reinvestment plan, resulting in gross proceeds of $79,915,643.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2018 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of September 30, 2019, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2019, and the results of its consolidated operations for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.  The results of the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of September 30, 2019 and December 31, 2018 consisted of demand deposits at commercial banks.
Restricted Cash
Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.
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

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Hartman Short Term Income Properties XX, Inc. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%. The Company's investment in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of September 30, 2019.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Prepaid expenses and other assets

Prepaid expenses and other assets include acquisition deposits, which is the money that the Company advances to the seller on a purchase of a property. As of September 30, 2019 and December 31, 2018, the Company had acquisition deposits of $743,250 and $110,000 which are included as part of prepaid expenses and other assets in the consolidated balance sheets.

Organization and Offering Costs
As of September 30, 2019, total organization and offering costs incurred for the Offering amounted to $1,377,522. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and nine months ended September 30, 2019 and 2018, such costs totaled $116,428 and $29,700, and $183,119 and $110,428, respectively.

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
For the three months ended September 30, 2019 and 2018, the Company had net loss of $539,544 and $592,719, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred a net loss of $1,447,359 and $959,054, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three and nine months ended September 30, 2019 and 2018, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 because no shares are issuable.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 39% of total annualized rental revenue for the nine months ended September 30, 2019. There were no major tenants for the same period ended September 30, 2018.
Reclassification
Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Restricted cash reporting line was added on the face of the consolidated balance sheets. The balance currently reported as restricted cash was reported previously in the prepaid expenses and other assets.

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

Additionally, ASU 2016-02 requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under ASU 2016-02, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will be expensed as incurred. This does not result in a difference from how the Company has historically recognized lease acquisition costs. The adoption of ASU 2016-02 had no material impact on the consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2018-07, "Improvements to Non-employee Stock-Based Payment Accounting." The updated guidance simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of this guidance had no material impact on the consolidated financial statements.

On January 1, 2018, the Company adopted the new accounting standard codified in Accounting Standards Codification (“ASC”) 606 - “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the retrospective method. The adoption of ASC 606 - had no material impact on the beginning cumulative accumulated distributions and net loss at January 1, 2018.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Real Estate

The Company’s real estate assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Land	$5,163,217	$4,289,060
Buildings and improvements	24,436,798	20,181,464
In-place lease value intangible	5,898,634	5,204,207
	35,498,649	29,674,731
Less accumulated depreciation and amortization	(3,846,985)	(1,209,392)
Total real estate assets	$31,651,664	$28,465,339

Depreciation expense for the three months ended September 30, 2019 and 2018 was $359,697 and $109,115, respectively and $1,086,099 and $266,303 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expenses for the three months ended September 30, 2019 and 2018 was $524,532 and $102,256, respectively, and $1,551,494 and $285,943, respectively, for the nine months ended September 30, 2019 and 2018.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows:

	September 30, 2019	December 31, 2018
In-place lease value intangible	$5,898,634	$5,204,207
In-place leases – accumulated amortization	(2,303,211)	(751,717)
Acquired in-place lease intangible assets, net	$3,595,423	$4,452,490

Acquisition fees incurred were $0 and $0 for the three months ended September 30, 2019 and 2018 and $123,750 and $126,000 for the nine months ended September 30, 2019 and 2018, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $62,957 and $22,669 for the three months ended September 30, 2019 and 2018, respectively, and $188,017 and $60,386 for the nine months ended September 30, 2019 and 2018, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
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

Note 4 — Investment in unconsolidated entities

The Company owned an approximate 48.8% equity interest in Hartman Three Forest Plaza LLC. The Company’s investment in Hartman Three Forest Plaza LLC was accounted for under the equity method. Equity in earnings (losses) of the unconsolidated entity was $(300,190) and $(396,979) related to Three Forest Plaza LLC for the three and nine months ended September 30, 2018, respectively.

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

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Hartman Short Term Income Properties XX, Inc. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's investment in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method. The Company did not receive any distributions from Hartman SPE, LLC for the nine months ended September 30, 2019. The Company recognized dividend income of $122,552 and $245,104 from Hartman Short Term Income Properties XX, Inc. for the three and nine months ended September 30, 2019.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	September 30, 2019	December 31, 2018
Tenant receivables	94,465	$71,955
Accrued rent	239,303	151,777
Allowance for uncollectible accounts	(25,550)	(64,630)
Accrued rents and accounts receivable, net	$308,218	$159,102

As of September 30, 2019 and December 31, 2018, the Company had an allowance for uncollectible accounts of $25,550 and $64,630, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended September 30, 2019 and 2018, the Company recorded bad debt (recovery) expense in the amount of $(26,501) and $35,660, respectively, and $(39,080) and $29,707 for the nine months ended September 30, 2019 and 2018, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable as September 30, 2019 and December 31, 2018:

Property/Facility	Current Maturity	Rate (1)	September 30, 2019	December 31, 2018
Village Pointe (2)	December 2019	L + 275bps	$3,525,000	$3,525,000
Richardson Tech Center (2)	March 2021	L + 275bps	2,520,000	2,520,000
Master Credit Facility Agreement - EWB (3)	December 2021	P - 10bps	—	8,268,750
			6,045,000	14,313,750
Less unamortized loan costs			(169,722)	(227,420)
			$5,875,278	$14,086,330
(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The interest rate as of September 30, 2019 was 4.77%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of September 30, 2019 the MCFA is secured by the Spectrum Building and the 11211 Katy Freeway Building. The interest rate as of September 30, 2019 was 4.9%. The outstanding balance under the MCFA was $0 as of September 30, 2019 and the amount available to be borrowed was $10,818,750.

The Company was in compliance with all loan covenants as of September 30, 2019.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense for the three months ended September 30, 2019 and 2018 was $102,903 and $85,393, respectively, including $25,774 and $11,434 of deferred loan cost amortization. Interest expense for the nine months ended September 30, 2019 and 2018 was $405,370 and $225,028 respectively, including $77,322 and $28,456 of deferred loan cost amortization. Unamortized deferred loan costs were $169,722 and $227,420 as of September 30, 2019 and December 31, 2018, respectively. Interest expense of $13,282 and $13,714 was payable as of September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 and $0 were earned by the Advisor for the three months ended September 30, 2019 and 2018, respectively, and $123,750 and $126,000 were earned for the nine months ended September 30, 2019 and 2018, respectively,

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the nine months ended September 30, 2019 and 2018.

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

For the three months ended September 30, 2019 and 2018, the Company incurred property management fees and reimbursable costs of $175,502 and $41,919, respectively, payable to the Property Manager and asset management fees of $62,957 and $22,669, respectively, payable to the Advisor. For the nine months ended September 30, 2019 and 2018, the Company incurred property management fees and reimbursable costs of $524,816 and $98,275, respectively, payable to the Property Manager and asset management fees of $188,017 and $60,386, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended September 30, 2019 and 2018, the Company incurred construction management fees of $29,609 and $1,274, respectively, and $45,939 and $28,284, respectively, for leasing commissions. For the nine months ended September 30, 2019 and 2018, the Company incurred construction management fees of $70,579 and $3,071, respectively, and $119,162 and $37,153, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

As of September 30, 2019, the Company had $219,909 due to the Advisor, and $165,089 due from Hartman Short Term Income Properties XX, Inc. and $117,216 due from other Hartman affiliates. As of December 31, 2018, the Company had $31,892 due to the Advisor, and $509,852 due from Hartman Short Term Income Properties XX, Inc. and $139,021 due to other Hartman affiliates.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(539,544)	$(592,719)	$(1,447,359)	$(959,054)
Denominator:
Basic weighted average shares outstanding	6,662,832	2,896,327	5,228,371	2,384,200
Basic loss per common share	$(0.08)	$(0.20)	$(0.28)	$(0.40)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three and nine months ended September 30, 2019 and 2018, the Company granted 625 and 625 shares and 1,875 and 1,875 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $6,250 and $6,250 and $18,750 and $18,750 as stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018, respectively.

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through September 30, 2019:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$26,621	$19,340	$45,961
Second Quarter 2017	62,283	72,105	134,388
Third Quarter 2017	105,154	114,788	219,942
Fourth Quarter 2017	127,336	162,380	289,716
First Quarter 2018	153,832	192,202	346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
First Quarter 2019	304,955	388,228	693,183
Second Quarter 2019	387,574	484,395	871,969
Third Quarter 2019	498,717	645,844	1,144,561
Total	$2,300,910	$2,962,642	$5,263,552

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. The Company recognized stock based compensation expenses of $18,750 and $18,750 with respect to the independent director compensation for the nine months ended September 30, 2019 and 2018.

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

Note 13 – Subsequent Events
On October 1, 2019, the Company through Hartman 1400 Broadfield LLC (“1400 Broadfield LLC), Hartman 16420 Park Ten LLC (“16420 Park Ten LLC”), and Hartman 7915 FM 1960 LLC (“7915 FM 1960 LLC”), each a wholly-owned subsidiary of the OP, acquired a fee simple interest in three separate buildings located in Houston, Texas, a six-story office building comprising approximately 102,893 square feet, commonly referred to as the 1400 Broadfield Building; a five-story office building comprising approximately 83,760 square feet, commonly referred to as the 16420 Park Ten Building; and a three-story office building comprising approximately 67,581 square feet, commonly referred to as the 7915 FM 1960 Building.
The three properties were acquired from Houston Portfolio, LLC., an unrelated third party, for a purchase price of $20,550,000, exclusive of closing costs. The Company financed the payment of the purchase price for the three buildings with proceeds from the Company’s public offering.
An acquisition fee of approximately $513,750 was earned by Advisor in connection with the purchase of the buildings.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•our ability to raise capital in our ongoing initial public offering;
•the fact that we have a limited operating history and commenced operations on November 14, 2016;
•our ability to effectively deploy the proceeds raised in our initial public offering;
•the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
•uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•legislative or regulatory changes, including changes to laws governing REITS;
•construction costs that may exceed estimates or construction delays;
•increases in interest rates;
•availability of credit or significant disruption in the credit markets;
•litigation risks;
•risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
•inability to obtain new tenants upon the expiration of existing leases at our properties;
•inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;

•the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
•conflicts of interest arising out of our relationship with our advisor and its affiliates;
•our ability to generate sufficient cash flows to pay distributions to our stockholders;
•our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
•changes to generally accepted accounting principles, or GAAP.
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

Class A common stock was being offered to the public at an initial price of $10.00 per share and to stockholders at an initial price of $9.50 per share for Class A common stock purchased pursuant to the distribution reinvestment plan.

Class T common stock was being offered to the public at an initial price of $9.60 per share and to stockholders at an initial price of $9.12 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.

Beginning September 7, 2019, the sale price of the Company's Class A and Class T common shares to the public is $13.00 and $12.48 per share, representing the net asset value per share as determined by the board of directors plus the sales and managing broker dealer commissions and fees. The sale price of Class A and Class T common shares to the Company's shareholders pursuant to the distribution reinvestment plan is $11.70 and $11.23 per share.

The Company’s board of directors may, in its sole discretion and from time to time, change the price at which the Company offers shares to the public in the primary offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.

As of September 30, 2019, we had accepted subscriptions for, and issued 7,709,742 shares, net of redemptions, of our Class A common stock, including 173,162 shares issued pursuant to our distribution reinvestment plan, and 431,831 shares of our Class T common stock, including 8,612 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $79,915,643. We intend to use the net proceeds from our initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until the termination of our follow-on offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Investment Objectives and Strategy: Hartman Advantage

Our primary investment objectives are to:

•realize growth in the value of our investments;

•preserve, protect and return stockholders’ capital contributions; and

•grow net cash from operations and pay regular cash distributions to our stockholders.

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

Our Real Estate Investments

As of September 30, 2019, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property; an office property located in San Antonio, Texas, which we refer to as the Spectrum Building; and an office property located in Houston, Texas, which we refer to as the 11211 Building. We own a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. We own 700,302 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$581,858	$13.53	$13.53
Richardson Tech	Flex/R&D	Dallas	96,660	75%	634,651	8.70	8.74
Spectrum	Office	San Antonio	175,390	84%	3,350,430	22.82	22.82
11211 Katy Freeway	Office	Houston	77,882	59%	810,007	17.75	17.79
Grand Total			404,178	76%	$5,376,946	$17.44	$17.45

Hartman SPE LLC and Hartman Short Term Income Properties XX, Inc.

On October 1, 2018, we acquired a 5.89% member interest in Hartman SPE LLC in exchange for our 48.8% minority interest in an office property owned jointly with Hartman Short Term Income Properties XX, Inc.

Effective March 1, 2019, we exchanged 3.42% of our 5.89% interest in Hartman SPE LLC for 700,302 common shares of Hartman Short Term Income Properties XX, Inc.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2019 versus September 30, 2018.

As of September 30, 2019, our investments in real estate assets consist of a retail shopping center located in San Antonio, Texas, which we refer to as the Village Pointe Property; a flex/R&D property located in Richardson, Texas, which we refer to as the Richardson Tech Center Property; an office property located in San Antonio, Texas, which we refer to as the Spectrum Building; and an office property located in Houston, Texas, which we refer to as the 11211 Building. We own a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. We own 700,302 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2019 and 2018 we had total rental revenues and tenant reimbursements of $1,540,186 and $425,333, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building, which generated total revenue of $939,641 and $219,536, respectively, for the three months ended September 30, 2019. For the nine months ended September 30, 2019 and 2018 we had total rental revenues and tenant reimbursements of $4,643,347 and $1,136,666, respectively. The increase in total rental revenues and tenant reimbursements was primarily due to the addition of the Spectrum Building and the 11211 Building which generated total revenue of $2,864,939 and $633,715, respectively, for the nine months ended September 30, 2019.

Operating expenses – Operating expenses consist of property operating expenses (contract services, repairs and maintenance, utilities and management fees); real estate taxes and insurance; and asset management fees. For the three months ended September 30, 2019 and 2018, we had operating expenses of $1,065,361 and $233,594, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building. For the nine months ended September 30, 2019 and 2018, we had operating expenses of $2,886,017 and $562,848, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $62,957 and $22,669 for the three months ended September 30, 2019 and 2018, respectively. Asset management fees to our advisor were $188,017 and $60,386 for the nine months ended September 30, 2019 and 2018, respectively. We pay property management to our Property Manager in connection with the management of our properties. For the three months ended September 30, 2019 and 2018 we incurred $175,502 and $41,919, respectively, for property management fees. For the nine months ended September 30, 2019 and 2018 we incurred $524,816 and $98,275, respectively, for property management fees. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building.

Real estate taxes and insurance – Real estate taxes and insurance were $253,545 and $78,895 for the three months ended September 30, 2019 and 2018, respectively. Real estate taxes and insurance were $724,688 and $218,056 for the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building.
Depreciation and amortization – Depreciation and amortization were $884,229 and $211,371 for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization were $2,637,593 and $552,246 for the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building and the 11211 Building.

General and administrative expenses - General and administrative expenses were $90,586 and $157,804 for the three months ended September 30, 2019 and 2018, respectively. General and administrative expenses were $300,218 and $248,191 for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation.

Net loss – We generated a net loss of $539,544 and $592,719 for the three months ended September 30, 2019 and 2018, respectively and a net loss of $1,447,359 and $959,054 for the nine months ended September 30, 2019 and 2018, respectively. Decrease in net loss for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 of $53,175 is primarily attributable to $300,000 of equity in loss of unconsolidated Three Forest Plaza property recorded in 2018 and not in 2019 and increase in rental revenues of $1,035,000, offset by increase in property operating expenses of $617,000 and an increase in depreciation and amortization expense of $673,000 . Increase in net loss for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 of $488,305 is primarily attributable to increased property operating expenses, depreciation and amortization expenses and slight increase in all other expenses, offset by an increase in total revenues, mainly attributable to the acquisitions of the Spectrum Building and the 11211 Building.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2019 and 2018 and a reconciliation of such non-GAAP financial performance measures to our net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(539,544)	$(592,719)	$(1,447,359)	$(959,054)
Depreciation and amortization of real estate assets	884,229	211,371	2,637,593	552,246
Depreciation and amortization attributable to equity in earnings (losses) (1)	—	465,795	—	1,180,762
FFO attributable to unconsolidated entity, Hartman SPE, LLC (2)	132,308	—	411,119	—
Funds from operations (FFO)	476,993	84,447	1,601,353	773,954
Organization and offering costs	116,428	29,700	183,119	110,428
Modified funds from operations (MFFO)	$593,421	$114,147	$1,784,472	$884,382

(1)Depreciation and amortization attributable to the equity in earnings (losses) of the Three Forest Property.
(2)For the three and nine months ended September 30, 2019, Hartman SPE, LLC had a net loss of $(1,141,853) and $(2,385,428), respectively, depreciation and amortization expense of $6,498,460 and $19,029,908, respectively, and FFO of $5,356,608 and $16,644,480. The Company's weighted average ownership interest in Hartman SPE, LLC for the three and nine months ended September 30, 2019 was 2.47%.

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through September 30, 2019:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$26,621	19,340	45,961
Second Quarter 2017	$62,283	72,105	134,388
Third Quarter 2017	$105,154	114,788	219,942
Fourth Quarter 2017	$127,336	162,380	289,716
First Quarter 2018	$153,832	192,202	346,034
Second Quarter 2018	$182,226	245,363	427,589
Third Quarter 2018	$215,317	293,079	508,396
Fourth Quarter 2018	$236,895	344,918	581,813
First Quarter 2019	$304,955	388,228	693,183
Second Quarter 2019	$387,574	484,395	871,969
Third Quarter 2019	$498,717	645,844	1,144,561
Total	$2,300,910	2,962,642	5,263,552

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the nine months ended September 30, 2019, we paid aggregate distributions of $2,709,713, including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $1,807,062, our net loss was $1,447,359 and our FFO was $1,601,353. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to September 30, 2019, we paid aggregate distributions of $5,263,552, including stock distributions and distributions paid in shares of common stock pursuant to or distribution reinvestment plan. During this period, cash provided by operating activities was $(55,914), our net loss was $(4,325,391) and our FFO was $2,115,880. No portion of our distributions for the period from inception to September 30, 2019 were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of September 30, 2019, we had accepted investors’ subscriptions for, and issued, 7,709,742 shares, net of redemptions, of our Class A common stock and 431,831 shares of our Class T common stock in our initial public offering, including 173,162 Class A shares and 8,612 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $79,915,643.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2019, our outstanding secured debt is $6,045,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of September 30, 2019, we had operations from four commercial real estate properties and investments in unconsolidated real estate entities. During the nine months ended September 30, 2019, net cash provided by operating activities was $1,807,062 versus $(70,065) net cash used in operating activities for the nine months ended September 30, 2018. The increase in cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to $2,085,000 increase in depreciation and amortization expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $(6,387,743) versus $(5,096,676) for the nine months ended September 30, 2018. The increase in cash used in investing activities for the nine months ended September 30, 2019 was primarily due to $743,000 increase in acquisition deposits and $548,000 increase in additions to real estate for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $29,333,155 versus $12,347,354 net cash provided by financing activities for the nine months ended September 30, 2018. Cash flows from financing activities consisted primarily of proceeds from our ongoing public offering which increased $30,713,000 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was offset by a decrease of $10,819,000 due to repayments under the revolving credit facility.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2019, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2019, we had notes payable totaling an aggregate principal amount of $6,045,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2019, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Without limiting the foregoing, the Chief Financial Officer determined, subsequent to the period covered by this Quarterly Report, that the Company should have filed a post-effective amendment to its registration statement (333-207711) on or before October 24, 2019 as a result of the Company's property acquisitions which occurred on October 1, 2019. Absent the occurrence of the property acquisitions prior to October 24, 2019, no post-effective amendment filing would have been required. Our disclosure control procedures were not effective in this case resulting in this inadvertent error and we have determined the error was not as a result of any inherit design or operating deficiency. Additional safeguards have been implemented to strengthen the disclosure controls relating to the acquisition of additional properties. The required registration statement amendment will be filed with the SEC as soon as practicable.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended September 30, 2019.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
July 2019	—	—	$—
August 2019	1,682	—	$8.88
September 2019	—	—	$—
Total	1,682	—	$8.88

(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at prices determined as follows:

a.For shares that have been held at least one year, the lesser of 90.0% of the price paid to acquire the shares or 90.0% of the offering price of shares in our most recent offering;
b.For shares that have been held at least two years, the lesser of 92.5% of the price paid to acquire the shares or 92.5% of the offering price of shares in our most recent offering;
c.For shares that have been held at least three years, the lesser of 95.0% of the price paid to acquire the shares or 95.0% of the offering price of shares in our most recent offering;
d.For shares that have been held at least four years, the lesser of 97.5% of the price paid to acquire the shares or 97.5% of the offering price of shares in our most recent offering;
e.Thereafter, the lesser of 100.0% of the price paid to acquire the shares or 90.0% of the net asset value per share, as determined by the board of directors.

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

We are currently offering Class A common stock to the public at the initial price of $13.00 per share and to stockholders at a price of $11.70 per share for Class A common stock purchased pursuant to the distribution reinvestment plan. We are currently offering Class T common stock to the public at the initial price of $12.48 per share and to stockholders at a price of $11.23 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.

From our inception through September 30, 2019, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$5,923,425	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,377,522	Actual
Total expenses	$7,300,947

As of September 30, 2019, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $70,863,300. For the period from inception through September 30, 2019, the ratio of the cost of raising capital to capital raised was approximately 9.14%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of September 30, 2019, we had used $27,533,000 of the net proceeds from our initial public offering, plus debt financing, to purchase four properties and we had used $8,700,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

Date:  November 13, 2019

               By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:  November 13, 2019

              By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)