Form 10-K
period 2019-12-31
Hartman vREIT XXI, Inc.
filed 2020-04-30
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-K
__________

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 333-232308
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock.  There were 5,812,408 shares of common stock held by non-affiliates as of June 30, 2019; the last business day of the registrants most recently completed second fiscal quarter.

As of March 31, 2020, there were 8,619,181 shares of the Registrant's common shares issued and outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;
●	the fact that we have a limited operating history and commenced operations on November 14, 2016;
●	our ability to effectively deploy the proceeds raised in our initial public offering;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks;
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the impact of the global pandemic of the novel coronavirus that causes the disease known as coronavirus disease 2019 (“COVID-19”), and the measures taken in response to the pandemic, on the global economy and our real estate tenants;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	conflicts of interest arising out of our relationship with our advisor and its affiliates;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
●	changes to generally accepted accounting principles, or GAAP.

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

In our initial public offering, we offered up to $250,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $19,000,000 in Class A and Class T shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Our follow-on offering (File no. 333-232308) was declared effective January 14, 2020. In our follow-on offering, we are offering up to $180,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $5,000,000 in Class A and Class T shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

We are offering Class A shares of our common stock to the public at price of $13.00 per share and to our stockholders pursuant to our distribution reinvestment plan at price of $11.70 per share.

We are offering Class T shares of our common stock to the public at price of $12.48 per share and to our stockholders pursuant to our distribution reinvestment plan at price of $11.23 per share.

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

As of December 31, 2019, we had accepted subscriptions for, and issued 8,057,390, net of redemptions, shares of our Class A common stock in our initial public offering, including 231,492 shares issued pursuant to our distribution reinvestment plan, and 454,256, net of redemptions, shares of our Class T common stock in our initial public offering, including 11,315 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $83,805,002. We intend to use the net proceeds from our initial public offering and follow-on offering to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of the commencement of our follow-on public offering. We reserve the right to terminate our follow-on public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our follow-on public offering and is responsible for the distribution of our common stock in our follow-on public offering.

Hartman XXI Advisors, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Hartman Income REIT Management, Inc., a Texas corporation, is the property manager for our real estate investments. Hartman Income REIT Management, Inc. is a wholly owned subsidiary of Hartman Income REIT, Inc., a Maryland corporation. As of December 31, 2019, Allen R. Hartman, our Chief Executive Officer and the Chief Executive Officer of our advisor, and his affiliate, the Hartman Family Trust, own approximately 16% of the voting stock of Hartman Income REIT, Inc. We refer to Hartman Income REIT Management, Inc. as our “sponsor” and “property manager.”

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

We intend to use the net proceeds from our initial public offering and our follow-on offering to continue to acquire commercial real properties located primarily in Texas.  For additional information, see “Investment Strategy” below.

As of December 31, 2019, our portfolio consisted of 100% ownership of ten commercial properties and investments in two unconsolidated affiliate entities. For additional information, see “Investment Portfolio” below.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057,and our main telephone number is 713-467-2222.

2019 Highlights:

During the year ended December 31, 2019, we:

•raised $45,203,004 in gross offering proceeds in our initial public offering;

•acquired seven office properties all in Houston, Texas;

•exchanged 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Hartman Short Term Income Properties XX, Inc. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%;

•beginning September 7, 2019, the sale price of the Company's Class A and Class T common shares to the public changed to $13.00 and $12.48 per share. The sale price of Class A and Class T common shares to the Company's shareholders pursuant to the distribution reinvestment plan changed to $11.70 and $11.23 per share; and

•our follow-on offering (File no. 333-232308) was declared effective January 14, 2020. In our follow-on offering, we are offering up to $180,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $5,000,000 in Class A and Class T shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Investment Objectives

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
We intend continue to to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties located primarily in Texas. The commercial properties we acquire may be existing income-producing properties, properties developed by an affiliate of our advisor, newly constructed properties or properties under development or construction. We target properties that are located in high traffic areas, have adequate parking, have good curb appeal, have occupancy rates of at least 50%, and have a diversified tenant mix of creditworthy tenants.
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

Investment Portfolio

As of December 31, 2019, our investments in real estate assets consist of ten properties listed below, a 2.47% ownership interest in a special purpose entity which includes membership of other Hartman affiliates and a common stock investment in an affiliated REIT.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$586,315	$13.64	$14.08
Richardson Tech	Flex/R&D	Dallas	96,660	73%	620,621	8.81	8.30
Spectrum Building	Office	San Antonio	175,390	85%	3,468,376	23.17	22.74
11211 Katy Freeway	Office	Houston	78,922	59%	815,428	17.44	17.15
1400 Broadfield	Office	Houston	102,893	70%	1,584,864	21.97	21.78
16420 Park Ten Place	Office	Houston	83,760	58%	830,112	17.02	16.29
7915 FM 1960	Office	Houston	67,581	34%	440,263	19.25	18.83
Timberway II	Office	Houston	130,828	64%	1,839,840	21.90	21.84
One Park Ten	Office	Houston	34,089	34%	243,685	20.97	20.93
Two Park Ten	Office	Houston	57,126	84%	926,253	19.27	19.05

Grand Total			881,495	68%	$11,355,757	$19.01	$18.72

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31,2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders.  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Risks Related to Our Business and Operations
Health concerns arising from the outbreak of a health epidemic or pandemic, including the COVID-19 coronavirus, may have an adverse effect on our business.
Our business could be materially and adversely affected by the outbreak of a health epidemic or pandemic, including the coronavirus, particularly to the extent and degree to which the outbreak affects the U.S., state and local economies. Our revenues consist primarily of rental income and other tenant reimbursements derived from tenants of our commercial real estate properties. The effects of the COVID-19 coronavirus and other adverse public health developments could materially affect the financial viability of our tenants and their ability to pay rent. While it is premature to accurately predict the ultimate impact of these developments, our results for the quarter ending March 31, 2020 have not been significantly impacted, however, we do expect to be impacted with potentially continuing and possibly adverse impacts beyond March 31, 2020.

Our operations could be disrupted if any of our employees, employees of our vendors and business partners or employees of our tenants were to contract or be suspected of having any strain of flu or a coronavirus, since this could require us or vendors and business partners and tenants to quarantine some or all of any effected employees and or disinfect affected workspaces. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on the operations of our business and the operations of our tenants’ businesses. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or public health risk may adversely affect the business and operating results of our tenants and by extension affect our business and operating and results.

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
We have limited operating history which makes our future performance difficult to predict.
We commenced operations on November 14, 2016 and have a limited operating history. We have made eleven investments in real estate. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our Sponsor or the parent of our Sponsor.  Our lack of an operating history increases the risk and uncertainty that you face in making an investment in our shares relative to an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
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
We have disclosed estimated net asset values (NAVs) per share of our common stock as of December 31, 2018, The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2018 as we purchase additional assets and raise additional capital from the sale of our shares. The estimated NAV per share values that we disclose may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated.
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our offering, pursuant to applicable FINRA rules, we will, not less frequently than annually, disclose an estimated NAVs per share of each class of our common stock, an explanation of the method by which the estimated NAVs per share were developed and the date of the data used to develop the estimated NAVs per share.  Our board of directors has established an estimated NAV per share of our Class A common stock and our Class T common stock of $11.70 and $11.23 per share, respectively, as of December 31, 2018. The market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future as we continue to raise capital and invest in other properties. Future determinations of our estimated NAV per share are likely to vary significantly from the value established as of December 31, 2018. This approach to establishing an estimated NAV per share may bear little relationship to, and will likely exceed, what a stockholder might receive for its shares if the stockholder tried to sell them or if we liquidated our portfolio.
Although our current offering price of $13.00 per Class A share and $12.48 per Class T share represents the price at which most investors will purchase shares in our primary offering, these prices and any subsequent estimated NAVs per share we determine, are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs and distribution and shareholder servicing fees; (iii) the estimated per share value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. Our board of directors will be responsible for determining our estimated NAVs per share no less frequently than annually. To assist our board of directors in determining our estimated NAVs per share, we will obtain independent third-party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which may include an independent appraisal or valuation. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.  For additional information on the calculation of our estimated net asset value per share as of December 31, 2018, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”
The value of a share of our common stock may be diluted if we pay a stock dividend.
Our board of directors has authorized and has declared regular stock dividends.  Investors who purchase shares early in our offering will receive more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors. Stock dividends were discontinued after September 1, 2019.
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
Additionally, while following such an internalization we would no longer bear the costs of the various fees and expenses we currently pay to our advisor under the advisory agreement with our advisor, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates.We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
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
Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreements we expect to enter into with our property manager;
•offerings of equity by us, which will likely entitle our advisor to increased acquisition, asset management and disposition fees;
•acquisitions of properties, which entitle our advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from programs sponsored by our sponsor or its affiliates, might entitle affiliates of our advisor to disposition fees in connection with its services for the seller;
•borrowings to acquire properties and other investments, which will increase the acquisition, debt financing and asset management fees payable to our advisor;
•whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the holder of the special limited partnership interests to have its interests in our operating partnership redeemed; and
•whether and when we seek to sell the company or its assets, which sale could entitle our advisor to disposition fees.

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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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
Subtitle 8 of Title 3 of the Maryland General Corporation Law, or the MGCL, or Subtitle 8, permits the board of directors of a Maryland corporation that has a class of securities registered under the Exchange Act and that has at least three independent directors, to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in its charter or bylaws, to certain additional anti takeover provisions, which would allow for, among other things, the classification of our board without stockholder approval and the imposition of a two-thirds vote requirement for removing a director; and require that vacancies on the board of directors be filled only by the remaining directors and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred, and a majority vote for the calling of a stockholder-requested special meeting of stockholders. We have elected by a provision in our charter that, at such time, if ever, as we are eligible to make a Subtitle 8 election, vacancies on our board may be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. We have not elected to be subject to the other provisions of Subtitle 8, and as discussed above, to do so we must have a class of equity securities registered under the Exchange Act and at least three independent directors. While we expect to meet the first of these requirements, we have only two independent directors at this time, and we have no current plan to add a third, although that may change. Accordingly, our board of directors may in the future elect, at such time as we are eligible to make a Subtitle 8 election and without stockholder approval, to classify our board or to become subject to any of the other provisions of Subtitle 8. Any of these provisions could make it more difficult and more time consuming for stockholders to change the composition of our board of directors and could prevent stockholders from receiving a premium price for their shares in connection with an unsolicited takeover.
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

Risks Related to Investments in Real Estate
A decrease in demand for office, retail or industrial space may have a material adverse effect on our financial condition and results of operations.
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
While recent economic data reflects moderate economic growth in the United States, the cost and availability of credit may continue to be adversely affected by governmental budget and global economic factors. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce or, in some cases, cease to provide funding to borrowers.Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies may adversely affect the liquidity and financial condition of our tenants and us. If these market conditions continue, they may limit our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Further instability in foreign countries caused by political upheaval or real or threatened armed conflicts could adversely affect the U.S. and local economies, trading markets, jobs, interest rates and lending practices and may adversely affect our liquidity and financial condition as well as the ability of our tenants to pay rent.
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
Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our portfolio may include:
•local oversupply or reduction in demand for commercial space of the type we own or are purchasing, which may result in decreasing rental rates and greater concessions to tenants;
•inability to collect rent from tenants;
•vacancies or inability to rent space on favorable terms or at all;
•inability to finance property development and acquisitions on favorable terms or at all;
•increased operating costs, including insurance premiums, utilities, and real estate taxes;
•costs of complying with changes in governmental regulations;
•the relative illiquidity of real estate investments;
•changing submarket demographics;
•changes in space utilization by our tenants due to technology, economic conditions and business culture;
•the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and
•property damage resulting from seismic activity, flood, or other natural disasters.

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
Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:
•we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded and private REITs, institutional investment funds and other real estate investors;
•even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;
•even if we enter into agreements for the acquisition of a desired property, we may be unable to complete such acquisitions because they remain subject to customary conditions to closing, including the completion of due diligence investigations to management’s satisfaction;
•we may be unable to finance acquisitions on favorable terms or at all;
•we may spend more than the budgeted amount in our operations, particular in the making of necessary improvements or renovations to acquired properties;
•we may be unable to lease acquired, developed, or redeveloped properties at projected economic lease terms or within budgeted timeframes;
•we may acquire properties that are subject to liabilities for which we may have limited or no recourse;
•we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition-related costs;
•we may not complete or redevelop properties on schedule or within budgeted amounts;
•we may expend funds on and devote management’s time to acquisition or redevelopment of properties that we may not complete;
•we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;
•we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and
•we may fail to obtain the financial results expected from properties we acquire or redevelop.

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
We expect to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, our being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

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
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds ready available for distribution.
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
If you are investing the assets of such a plan or arrangement in our common stock, you should consider whether:
•your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code applicable to your plan or arrangement, and other applicable provisions of ERISA and the Internal Revenue Code applicable to your plan or arrangement;
•your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;
•your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;
•your investment will not produce an unacceptable amount of “unrelated business taxable income” (UBTI) for the plan or IRA;
•you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually;
•your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code; and
•our assets will not be treated as “plan assets” of your plan or arrangement.

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA, although there can be no assurances. However, if our assets were considered to be plan assets, transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, our advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us.Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2019, our investments in real estate assets consist of ten properties listed below and a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE interest.

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2019:

Property Name	Location	Gross Leasable Area SF	In Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	San Antonio	54,246	79%	$586,315	$13.64	$14.08
Richardson Tech	Dallas	96,660	73%	620,621	8.81	8.30
Spectrum Building	San Antonio	175,390	85%	3,468,376	23.17	22.74
11211 Katy Freeway	Houston	78,922	59%	815,428	17.44	17.15
1400 Broadfield	Houston	102,893	70%	1,584,864	21.97	21.78
16420 Park Ten Place	Houston	83,760	58%	830,112	17.02	16.29
7915 FM 1960	Houston	67,581	34%	440,263	19.25	18.83
Timberway II	Houston	130,828	64%	1,839,840	21.90	21.84
One Park Ten	Houston	34,089	34%	243,685	20.97	20.93
Two Park Ten	Houston	57,126	84%	926,253	19.27	19.05
Grand Total		881,495	68%	$11,355,757	$19.01	$18.72

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of March 31, 2020, we had 8,619,181 shares of our common stock issued and outstanding held by a total of 1,581 stockholders, comprised of 8,161,936 shares of our Class A common stock held by a total of 1,485 stockholders and 457,245 shares of our Class T common stock held by a total of 96 stockholders. The number of stockholders is based on the records of Great Lakes Fund Solutions, Inc., which serves as our transfer agent.

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
Our board of directors has not determined an estimated net asset value per share for our common stock as of December 31, 2019 as of the filing of this Annual Report on Form 10-K.

On August 8, 2019, our board of directors, including all our independent directors determined an estimated net asset value per share of our Class A common stock of $11.70 and Class T common stock of $11.23 per share, respectively, as of December 31, 2018. Our board of directors’ objective in determining the estimated net asset values per share was to arrive at values, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset values per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset values per share determined by our board of directors. The estimated net asset values per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated values per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated values per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset values per share on a national securities exchange; a third party would offer the estimated net asset values per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset values per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated net asset values per share were calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets. For additional information on the determination of our estimated fair values per share, see our Current Report on Form 8-K filed with the SEC on August 9, 2019.

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

We issued 2,500 shares of restricted Class A common stock in the aggregate to our independent directors in each of 2020, 2019 and 2018 in fulfillment of shares granted for 2019, 2018 and 2017, respectively, service on our board of directors. Shares issued to our independent directors as compensation for their service on our board of directors are issued pursuant to our independent directors’ compensation plan.

The shares of restricted stock issued to our independent directors were issued in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds from Sales of Registered Securities

Our follow-on offering (File no. 333-232308) was declared effective January 14, 2020. In our follow-on offering, we are offering up to $180,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $5,000,000 in Class A and Class T shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

We are offering Class A shares of our common stock to the public at an initial price of $13.00 per share and to our stockholders pursuant to our distribution reinvestment plan at an initial price of $11.70 per share.

We are offering Class T shares of our common stock to the public at an initial price of $12.48 per share and to our stockholders pursuant to our distribution reinvestment plan at an initial price of $11.23 per share.

Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.

As of December 31, 2019, we had accepted subscriptions for, and issued 8,057,390, net of redemptions, shares of our Class A common stock in our initial public offering, including 231,492 shares issued pursuant to our distribution reinvestment plan, and 454,256, net of redemptions, shares of our Class T common stock in our initial public offering, including 11,315 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $83,805,002.

As of December 31, 2019, we had incurred selling commissions, dealer manager fees and distribution and shareholder servicing fee, and our advisor had incurred organization and other offering costs in our initial public offering in the amounts set forth in the table below. Our dealer manager reallowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$6,183,728	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,377,924	Actual
Total expenses	$7,561,652

We intend to use the net proceeds from our initial public offering to continue to acquire or invest in a portfolio of commercial real estate properties. As of December 31, 2019, we have invested approximately $83,691,473, including approximately $65,171,473 of net offering proceeds from our initial public offering, to purchase our initial investments in commercial real estate properties.

Share Redemption Program

Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our board of directors determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a share redemption program that permits you to sell your shares back to us, subject to the significant conditions and limitations described below.
No shares can be redeemed under our share redemption program until after the third anniversary of the date of purchase of such shares; provided, however, that this holding period will not apply to redemptions requested in connection with a stockholder’s death or qualifying disability (as defined below) or upon a stockholder’s confinement to a long-term care facility (upon the conditions set forth below). In addition, in the event that you redeem all of your shares, any shares that you purchased pursuant to our DRIP may be excluded from the foregoing three-year holding period requirement, in the discretion of our board of directors. Our board of directors reserves the right in its sole discretion at any time to waive the three-year holding period in the event of other exigent circumstances affecting a stockholder. For purposes of the three-year holding period, limited partners of our operating partnership who exchange their limited partnership units for Class A shares of our common stock will be deemed to have owned their shares as of the date they were issued their limited partnership units in our operating partnership. For a description of the exchange rights of the limited partners of our operating partnership, see the section of this prospectus captioned “The Operating Partnership Agreement-Exchange Rights".
Other than with respect to shares being redeemed in connection with a stockholder’s death or qualifying disability or upon a stockholder’s confinement to a long-term care facility, we will redeem shares under our share redemption program at a price equal to the then-current estimated NAV per share of the applicable share class.
Shares redeemed in connection with a stockholder’s death or qualifying disability or upon a stockholder’s confinement to a long-term care facility (provided that the condition causing such qualifying disability was not preexisting on the date that such person became a stockholder or that the stockholder was not confined to a long-term care facility on the date the person became a stockholder) will be redeemed at a price equal to (i) for shares that have been held for less than three years, the purchase price paid by such deceased or disabled stockholder for such shares or, (ii) for shares held three years or longer, the most recently reported estimated NAV per share for the class of shares being redeemed.
Subject to the conditions and limitations described below, we will redeem shares upon the death of a stockholder who is a natural person, including shares held by such stockholder through a revocable grantor trust or an IRA or other retirement or profit-sharing plan, after receiving written notice from the estate of the stockholder, the recipient of the shares through bequest or inheritance, or, in the case of a revocable grantor trust, the trustee of such trust, who shall have the sole ability to request redemption on behalf of the trust. We must receive the written notice within 270 days after the death of the stockholder. If spouses are joint registered holders of shares, the request to redeem the shares may be made if either of the registered holders dies. If the stockholder is not a natural person, such as a trust other than a revocable grantor trust, partnership, corporation or other similar entity, these special redemption rights upon death do not apply.
Subject to the conditions and limitations described below, we will redeem shares held by a stockholder who is a natural person, including shares held by such stockholder through a revocable grantor trust or an IRA or other retirement or profit-sharing plan, with a qualifying disability or upon confinement to a long-term care facility, after receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not preexisting on the date that the person became a stockholder or that the stockholder seeking redemption was not confined to a long-term care facility on the date the person became a stockholder. We must receive written notice within 270 days after the determination of such stockholder’s qualifying disability or, with respect to redemptions sought upon a stockholder’s confinement to a long-term care facility, within 270 days of the earlier of (1) the one-year anniversary of the stockholder’s admittance to the long-term care facility or (2) the date of the determination of the stockholder’s indefinite confinement to the long-term care facility by a licensed physician. If the stockholder is not a natural person, such as a trust (other than a revocable grantor trust), partnership, corporation or other similar entity, these special redemption rights do not apply.
We are not obligated to repurchase shares of our common stock under the share redemption program. Notwithstanding the procedures discussed below, our board of directors may, in its sole discretion, accept or reject any share redemption request made by any stockholder at any time.
Our board of directors, in its sole discretion, may suspend implementation of, terminate or amend our share redemption program at any time it determines that such suspension, termination or amendment is in our best interest.

For the years ended December 31, 2019 and December 31, 2018 we received, 9 and 3 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2019, we redeemed 11,986 shares at a weighted average price of $9.28 per share. For the year ended December 31, 2018, we redeemed 3 redemption request representing 9,184.523 shares of our common stock. For the period from our initial public offering commencement date to December 31, 2019, we received and fulfilled 12 redemption requests representing 21,171 shares of our common stock. Redemption prices paid were as set forth in our share redemption program.  The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2019, we had no unfulfilled redemption requests.

During the three months ended December 31, 2019, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2019	2,004	2,004	$8.95	(2)
November 2019	—	—	—	(2)
December 2019	—	—	—	(2)
Total	2,004	2,004	$8.95

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

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions or nontaxable distributions.To the extent that we make distributions in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital which reduces the tax basis of each share of common stock held by a U.S. stockholder. The amount of distributions in excess of a U.S. stockholder’s tax basis will be a taxable gain realized upon the sale of the stockholders’ shares.

The following table reflects the total distributions the Company has paid in cash, stock and pursuant to our distribution reinvestment plan for the years ended December 31, 2019 and 2018:

Period	Cash	DRP & Stock	Total
First Quarter 2019	$304,955	$388,228	$693,183
Second Quarter 2019	387,574	484,395	871,969
Third Quarter 2019	498,717	645,844	1,144,561
Fourth Quarter 2019	745,566	628,561	1,374,127
Total	$1,936,812	$2,147,028	$4,083,840
First Quarter 2018	$153,832	$192,202	$346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
Total	$788,270	$1,075,562	$1,863,832

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

Item 6.    Selected Financial Data

The following selected financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data	2019	2018
Total real estate assets, at cost	$77,172,756	$29,674,731
Total real estate assets, net	72,482,146	28,465,339
Total assets	$89,570,700	$43,502,239
Notes payable, net	18,317,362	14,086,330
Total liabilities	22,965,560	15,183,958
Total special limited partnership interests	1,000	1,000
Total stockholders’ equity	$66,604,140	$28,317,281

	For the year ended December 31,
Operating Data	2019	2018
Total revenues	7,478,115	1,550,246
Equity in loss of unconsolidated entity	—	(396,979)
Net loss	$(1,084,902)	$(1,292,229)
Net loss per common share – basic and diluted	(0.18)	(0.48)

	For the year ended December 31,
Other Data	2019	2018
Cash flow provided by (used in)
Operating activities	$2,242,322	$(638,088)
Investing activities	(51,652,410)	(21,568,048)
Financing activities	43,828,621	25,712,331
Distributions (paid) in cash	(1,936,812)	(788,270)
Distributions declared for common shares (1)	4,245,282	2,041,786
Weighted average number of common shares outstanding, basic and diluted	6,074,548	2,716,593
FFO (2)	$2,956,389	$913,123
MFFO (2)	$3,139,910	$1,033,105

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

Impact of Coronavirus Outbreak

Since the beginning of 2020, the COVID-19 coronavirus outbreak which originated in mainland China has significantly impacted the global and U.S. economies. Through the date of the filing of this Form 10-K, all the Company’s office, retail and flex/industrial properties are open and accessible to our tenants. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. The Company’s retail property tenants may be particularly affected by the coronavirus outbreak to the extent that they have been required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. Restaurant and bar operations in the metropolitan areas in which our properties are located, have been required to limit activities to carry-out and delivery sales and service. The Company’s retail properties account for approximately 5% of the Company’s total annual base rental income. The Company’s office property tenants have in many cases adopted limited office hours as well as work from home policies as part of their respective business continuity plans.
The effects of the coronavirus outbreak on our tenants will largely determine the effect of the public health event on the cash flows and earnings of the Company. The coronavirus situation is ongoing and its dynamic nature makes it difficult to forecast any impacts on the Company’s 2020 results with any certainty. As of the date of this filing our results for the quarter ending March 31, 2020 have not been significantly impacted, however, we do expect to be impacted with potentially continuing and possibly adverse impacts beyond March 31, 2020.

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
Our follow-on offering (File no. 333-232308) was declared effective January 14, 2020. In our follow-on offering, we are offering up to $180,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $5,000,000 in Class A and Class T shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.
We are offering Class A shares of our common stock to the public at an initial price of $13.00 per share and to our stockholders pursuant to our distribution reinvestment plan at an initial price of $11.70 per share.

We are offering Class T shares of our common stock to the public at an initial price of $12.48 per share and to our stockholders pursuant to our distribution reinvestment plan at an initial price of $11.23 per share.

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

As of December 31, 2019, we had accepted subscriptions for, and issued 8,057,390 shares, net of redemptions, of our Class A common stock in our initial public offering, including 231,492 shares issued pursuant to our distribution reinvestment plan, and 454,256 shares, net of redemptions, of our Class T common stock in our initial public offering, including 11,315 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $83,805,002. We intend to use the net proceeds from initial and follow-on public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of the commencement of our follow-on public offering. We reserve the right to terminate our public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our public offering and is responsible for the distribution of our common stock in our public offering.

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

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017. Provided that we continue to qualify as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90 percent of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP.)  REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on its undistributed income.  Prior to qualifying to be taxed as a REIT, we will be subject to normal federal and state corporation income taxes.

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

For the years ended December 31, 2019 and 2018, we incurred a net loss of $1,084,902 and $1,292,229, respectively.  We do not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  We consider that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Management has reviewed our tax positions and is of the opinion that material positions taken by us would more likely than not be sustained upon examination.  Accordingly, we have not recognized a liability related to uncertain tax positions as of December 31, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today.
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

On January 1, 2018, the Company adopted the new accounting standard codified in Accounting Standards Codification (“ASC”) 606 - “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaces most existing revenue recognition guidance under GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Certain contracts with customers, principally lease contracts, are not within the scope of the new guidance. The Company has elected to use the retrospective method. The adoption of ASC 606 - had no material impact on the beginning cumulative accumulated distributions and net loss at January1,2018.
On January 1, 2018, the Company adopted ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” issued by the Financial Accounting Standards Board (“FASB”), which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. The adoption of ASU No. 2016-01 had no material effect on the consolidated financial position or consolidated results of operations.

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

On January1, 2018, the Company adopted ASU No. 2016-18, “Classification of Restricted Cash,” issued by the FASB, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the retrospective method. The adoption of ASU No. 2016-18 had no material effect on the Company’s consolidated financial position or consolidated results of operations.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. The adoption of ASU No. 2016-13 had no material effect on the consolidated financial position or consolidated results of operations.
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

Our Real Estate Portfolio

As of December 31, 2019, our investments in real estate assets consist of ten properties listed below and 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE interest.

Property Name	Year	Space Type	Gross Leasable Area SF	In-Place Occupancy	No. of Tenants	Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Acquisition Price	Encumbrances (1)
Village Pointe	1982	Retail	54,246	79%	10	586,315	13.64	$7,226,250
Richardson Tech	1987	Flex/R&D	96,660	73%	13	620,621	8.81	$5,166,000	$2,520,000
Spectrum Building	1986	Office	175,390	85%	12	3,468,376	23.17	$16,950,938
11211 Katy Freeway	1976	Office	78,922	59%	34	815,428	17.44	$4,494,536
1400 Broadfield	1982	Office	102,893	70%	12	1,584,864	21.97	$9,581,700
16420 Park Ten Place	1982	Office	83,760	58%	13	830,112	17.02	$7,510,175
7915 FM 1960	1982	Office	67,581	34%	10	440,263	19.25	$3,971,875
Timberway II	1982	Office	130,828	64%	14	1,839,840	21.90	$11,890,000
One Park Ten	1982	Office	34,089	34%	15	243,685	20.97	$3,075,000
Two Park Ten	1982	Office	57,126	84%	14	926,253	19.27	$5,125,000
Grand Total			881,495	68%	147	11,355,757	19.01

(1) Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 7.

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
We commenced real estate operations on November 14, 2016 with the acquisition of our first investment, our initial minority ownership interest in the Village Pointe Property, and subsequently acquired our second investment, a minority ownership interest in the Three Forest Plaza property in April 2017, which we subsequently exchanged for interest in Hartman SPE LLC on October 1, 2018. We acquired our third real estate investment in March 2018 and our fourth real estate investment in December 2018. We acquired seven real estate investments in 2019. Our results of operations for the years ended December 31, 2019 and 2018 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the years ended December 31, 2019 and 2018 we had total rental revenues and tenant reimbursements of $7,478,115 and $1,550,246, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building, 11211 Building, Highbrook Portfolio and the Accesso Portfolio, which generated total rental revenues of $5,936,899 collectively for the year ended December 31, 2019.

Property operating expenses – Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2019 and 2018, we had property operating expenses of $2,852,827 and $487,562, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building, 11211 Building, Highbrook Portfolio and the Accesso Portfolio, which collectively added $2,322,563 to property operating expenses in 2019.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $309,006 and $84,721 for the years ended December 31, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building, 11211 Building, Highbrook Portfolio and the Accesso Portfolio, which collectively added $218,331 to asset management fees in 2019.

Real estate taxes and insurance – Real estate taxes and insurance were $1,175,175 and $318,055 for the years ended December 31, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building, 11211 Building, Highbrook Portfolio and the Accesso Portfolio, which collectively added $843,948 to real estate taxes and insurance in 2019.

Depreciation and amortization – Depreciation and amortization were $3,481,218 and $806,537 for the years ended December 31, 2019 and 2018, respectively. The increase is primarily attributable to the acquisitions of the Spectrum Building, 11211 Building, Highbrook Portfolio and the Accesso Portfolio, which collectively added $3,538,706 to depreciation and amortization expense in 2019.

General and administrative – General and administrative expenses were $524,711 and $344,673 for the years ended December 31, 2019 and 2018, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation.

Net loss – We generated a net loss of $1,084,902 and $1,292,229 for the years ended December 31, 2019 and 2018. Increase in net loss for the year ended December 31, 2019 compared to the year ended December 31, 2018 of $207,327 is primarily attributable to the acquisitions of the Spectrum Building, 11211 Building, Highbrook Portfolio and the Accesso Portfolio, which generated additional rental revenues of $5,936,899 and additional total expenses of $7,343,504, thus contributing additional net loss of $1,406,605 to the increase in net loss year over year. This was offset by approximately $397,000 of equity in loss of unconsolidated Three Forest Plaza property recorded in 2018 and not in 2019.

Liquidity and Capital Resources
As of December 31, 2019, we had accepted subscriptions for, and issued 8,057,390 shares, net of redemptions, of our Class A common stock in our initial public offering, including 231,492 shares issued pursuant to our distribution reinvestment plan, and 454,256 shares, net of redemptions, of our Class T common stock in our initial public offering, including 11,315 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $83,805,002.

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

Cash Flows from Operating Activities

For the years ended December 31, 2019 and 2018, net cash provided by (used in) operating activities was $2,242,322 and $(638,088), respectively. Net cash provided by operating activities for the year ended December 31, 2019 includes an increase of $2,674,681 in depreciation and amortization expense, offset by an increase in net loss of $207,327.

Cash Flows from Investing Activities

For the years ended December 31, 2019 and 2018, net cash used in investing activities was $51,652,410 and $21,568,048, respectively, and consisted of cash used for the acquisitions of real estate assets and a related party loan.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our initial public offering.  Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $43,828,621 and $25,712,331 respectively, and consisted of the following:

· $45,203,004 and $17,345,813, respectively of cash provided by offering proceeds related to our public offering, net of payments of commissions on sales of common stock and related dealer manager fees of $3,449,411 and $1,325,852 and redemptions of $111,248 and $85,510, respectively;
· $1,936,812 and $788,270, respectively, of cash distributions;
· $18,550,100 and $10,788,750, respectively, of loan proceeds, net of loan costs paid of $83,163 and $222,605, respectively;
· $14,343,849 and $0, respectively, in loan repayments.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative.  Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time.  An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset.Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01,Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010.  The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses.We do not currently exclude amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors.  All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Accordingly, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired.  MFFO that excludes such costs and expenses would only be comparable to non-listed REITs that have completed their acquisition activities and have similar operating characteristics to us.Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.  The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by the advisor if there are no further proceeds from the sale of shares in our public offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2019 and 2018, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss.

	December 31,
	2019	2018
Net loss	$(1,084,902)	$(1,292,229)
Depreciation and amortization of real estate assets	3,481,218	806,537
Depreciation and amortization attributable to equity in earnings (1)	—	1,180,762
FFO attributable to unconsolidated entity, Hartman SPE, LLC (2)	560,073	218,053
Funds from operations (FFO)	$2,956,389	$913,123
Organization and offering costs	183,521	119,982
Modified funds from operations (MFFO)	$3,139,910	$1,033,105

(1) Depreciation and amortization attributable to the equity in earnings (losses) of the Three Forest Property. The Three Forest Property was contributed to Hartman SPE LLC on October 1, 2018.
(2) For the years ended December 31, 2019 and 2018 Hartman SPE LLC had a net loss of $7,159,296 and $3,772,372, respectively, depreciation and amortization of $25,687,445, and 5,881,421, respectively and FFO of $18,528,149 and 2,109,049, respectively. Our share of Hartman SPE LLC FFO is 3.02% of $18,528,149 or $560,073 for the years ended December 31, 2019 and 5.89% of 2,109,049 or 124,223 for 2018, respectively.

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

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2018 through December 31, 2019:

Period	Cash	DRP & Stock	Total
First Quarter 2019	$304,955	$388,228	$693,183
Second Quarter 2019	387,574	484,395	871,969
Third Quarter 2019	498,717	645,844	1,144,561
Fourth Quarter 2019	745,566	628,561	1,374,127
Total	$1,936,812	$2,147,028	$4,083,840
First Quarter 2018	$153,832	$192,202	$346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
Total	$788,270	$1,075,562	$1,863,832

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

For the year ended December 31, 2019, we paid aggregate distributions of $4,083,840, including $1,936,812 of distributions paid in cash and $2,147,028 issued in common stock as stock distributions and pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $2,242,322 and our FFO was $2,956,389. For the year ended December 31, 2019, 52% of distributions were paid from net cash provided by operating activities.

For the year ended December 31, 2018, we paid aggregate distributions of $1,863,832, including $788,270 of distributions paid in cash and $1,075,562 issued in common stock as stock distributions and pursuant to our distribution reinvestment plan for. During the same period, cash used in operating activities was $(638,088) and our FFO was $913,123. For the year ended December 31, 2018, 0% of distributions were paid from net cash provided by operating activities.

During the period from our inception to December 31, 2019, our cash provided by operating activities was $478,245, our net loss was $3,962,934 and our FFO was $3,470,916. Of the $6,637,679 in aggregate distributions paid to our stockholders from inception to December 31, 2019, 7% was paid from net cash provided by operating activities and 93% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

The tax composition of our distributions declared for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Ordinary income (unaudited)	52.4%	—%
Return of capital (unaudited)	47.6%	100%
Capital gains distribution (unaudited)	—%	—%
Total	100%	100%

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Weaver and Tidwell, L.L.P., an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K. Their report is included in "Item 15. Exhibits and Financial Statement Schedules" under the Report of Independent Registered Public Accounting Firm.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to exemption established by rule of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors and their respective ages and positions.

Name	Age	Positions
Allen R. Hartman	68	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	59	Chief Financial Officer and Treasurer
Mark T. Torok	61	Secretary and General Counsel
James A. Cardwell	87	Independent Director
John G. Ostroot	83	Independent Director
The biographical descriptions below set forth certain information with respect to our executive officers and directors.
Allen R. Hartman, age 68, is our CEO and Chairman of our Board of Directors as well as President of the parent company of our Advisor, Hartman Advisors LLC, and our property manager, HIR Management. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs.  Currently Mr. Hartman oversees a staff of 112 full and part time employees who manage 44 commercial properties encompassing over 4.4 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.
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

Louis T. Fox, III, age 59, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our Advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Mr. Fox started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox earned a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 61, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company. Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General

Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

James A. Cardwell, age 87, has served as one of our independent directors since February 2016. Mr. Cardwell founded Petro Stopping Centers and served as its President, CEO and Chairman of the Board until he sold the truck stop retail chain in 2007. As president, CEO and Chairman of the Board, he actively supervised the principal accounting officer and audit committee functions of the Board of Directors of Petro Stopping Centers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  Mr. Cardwell opened his first Petro Stopping Center in 1975 in El Paso introducing the concept of the modern travel plaza with a wide range of amenities that reshaped the entire truck stop industry. Mr. Cardwell served as Chairman of the National Association of Truckstop Operators (“NATSO”) from 1982 to1983 and served as Chairman of its fundraising branch, the NATSO Foundation.  In 1996, NATSO bestowed their Distinguished Member Award upon Mr. Cardwell.  Mr. Cardwell has been honored by the National Conference of Christian and Jews as their 1993 Humanitarian of the Year and was honored by the Rotary Club of El Paso with their 2004 Distinguished Service Award.  In 2007, Mr. Cardwell was honored by the El Paso Community Foundation for all his outstanding contributions to the El Paso community.  Mr. Cardwell has served on a number of local and national boards including State National Bancshares and Archstone Smith, and he is Director Emeritus of El Paso Electric Company. Since October, 2010, Mr. Cardwell has served as a director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Cardwell is past Chairman of the Board of El Paso International Airport and El Paso Industrial Development Corporation.  Mr. Cardwell currently sits on the Board of Borderplex Community Trust.

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

John G. Ostroot, age 83, has served as one of our independent directors since February 2016.  Since January 2008 and July 2009, respectively, Mr. Ostroot has served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc.  He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000. As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C.  Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry.  Since January, 2008 Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2019.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2019. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
James A. Cardwell (3)	5,250	17,550	22,800
John G. Ostroot (3)	4,667	11,700	16,367
	$9,917	$29,250	$39,167

(1)  The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2) As described below under “Independent Directors Compensation Plan,” each of Messrs Cardwell and Ostroot are entitled to receive shares of restricted common stock as non-cash compensation for their service as independent members of our board of directors.  During the years ended December 31, 2019 and 2018, Mr. Cardwell was issued 1,500 restricted common shares and Mr. Ostroot was issued 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2018 and 2017, respectively. In February 2020, Mr. Cardwell was issued 1,500 restricted common shares and Mr. Ostroot was issued 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2019. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
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

Independent Directors Compensation Plan

Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long term incentive plan. Under our independent director’s compensation plan, each of our independent directors is entitled to receive annually up to 3,000 shares of restricted common stock. Each new independent director that joins our board of directors will receive 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives up to an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected. Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer, meeting fees and stock compensation for all board service as if they were serving on a single board. As of December 31, 2019, 10,000 shares of restricted, Class A common stock have been granted to our current independent directors pursuant to the independent director’s compensation plan.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 31, 2020, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 8,619,181 shares of our Class A and Class T common stock outstanding as of March 31, 2020. The address of each beneficial owner listed below is c/o Hartman vREIT XXI, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,100	0.26
James A. Cardwell (3)	489,982	5.68
John G. Ostroot	3,600	0.04
Louis T. Fox, III	—	—
Mark T. Torok	—	—
All Officers and Directors as a group	515,682	5.98

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
(3) Includes 460,933 Class A common shares owned by Mr. Cardwell and 29,049 Class A shares of our Class A common shares owned by family members of Mr. Cardwell.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	(1) 425,582
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	425,582

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from our inception (September 3, 2015) to December 31, 2019 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

As of December 31, 2019, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership.

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
•We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2019 and 2018, we incurred acquisition fees of $1,127,500 and $539,438, respectively, payable to our advisor.
•We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available.For the years ended December 31, 2019 and 2018, we paid asset management fees of $309,006 and $84,721, respectively, payable to our advisor.

•We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be paid in addition to the acquisition fee paid to our advisor.For the years ended December 31, 2019 and 2018, we did not pay our advisor any debt financing fees.
•If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2019 and 2018, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the following costs and expenses:

•Under the terms of the advisory agreement, once we raised at least $10 million in gross offering proceeds, we became obligated to reimburse our advisor for organization and offering costs incurred by our advisor in connection with our initial public offering. The advisor has not incurred any organization and offering costs for the years ended December 31, 2019 and 2018, respectively. The advisor will not be reimbursed for organization and offering costs to the extent that such reimbursement (i) would exceed the actual costs and expenses incurred by advisor or (ii) would cause the total organizational and offering costs incurred by us (including selling commissions, dealer manager fees and all other underwriting compensation) to exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in our initial public offering. When recorded by us, organization costs will be expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, will be deferred and charged to stockholder’s equity as such amounts are reimbursed or paid to the advisor, the dealer manager or their affiliates from the gross proceeds of our initial public offering.
•Pursuant to our advisory agreement and our charter, commencing four fiscal quarters after our initial acquisition of a property or other investment, and provided that we have raised at least $10 million in gross offering proceeds, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our advisory agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2019, our total operating expenses were $8,563,017. Of the $8,563,017 in total operating expenses incurred during the year ended December 31, 2019, we reimbursed our advisor $0 in operating expenses during the year ended December 31, 2019.
•We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the years ended December 31, 2019 and 2018, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.

Our advisory agreement has a one-year term expiring June 24, 2020, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., with respect to the management of our properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the years ended December 31, 2019 and

2018, respectively, we have paid property management fees and reimbursements of $1,088,564 and $209,806, to our property manager.

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

The Company had an unsecured promissory note receivable from Hartman XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $4,400,000 as of December 31, 2019. The maturity date of the note is October 31, 2021.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee of our board of directors has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2019 and 2018. The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2019 and 2018, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver.The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2019 and 2018 are set forth in the table below.

	2019	2018
Audit fees	$164,000	$137,850
Audit-related fees	16,000	26,000
Tax fees	23,600	7,800
Total	$203,600	$171,650

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 29, 2020.
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

By:	/s/ Allen R. Hartman	Date: April 29, 2020
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: April 29, 2020
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ James A Cardwell	Date: April 29, 2020
James A. Cardwell, Director

By:	/s/ John G. Ostroot	Date: April 29, 2020
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

10.17
Master Credit Facility Agreement dated December 27, 2018 by and between East West Bank and Hartman vREIT XXI Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2019.)

10.18	Revolving Promissory Note dated December 27, 2018 in favor of East West Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 3, 2019.)
10.19
Deed of Trust, Assignment of Rents and Security Agreement dated December 27, 2018 by Hartman Spectrum, LLC in favor of East West Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 3, 2019.)

10.20
Real Property Management Agreement dated December 5, 2018 by and between Hartman Spectrum, LLC and Hartman Income REIT Management, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 3, 2019.)

10.21
Deed of Trust, Assignment of Rents and Security Agreement dated December 27, 2018 by Hartman 11211, LLC in favor of East West Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2019.)

10.22
Real Property Management Agreement dated December 5, 2018 by and between Hartman Spectrum, LLC and Hartman Income REIT Management, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 17, 2019.)

101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE *	XBRL TAXONOMY ENTENSION PRESENTATION LINKBASE DOCUMENT

*    Filed Herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hartman vREIT XXI, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
April 29, 2020

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Real estate assets, at cost	$77,172,756	$29,674,731
Accumulated depreciation and amortization	(4,690,610)	(1,209,392)
Real estate assets, net	72,482,146	28,465,339

Cash and cash equivalents	132,889	5,839,035
Restricted cash	277,579	152,900
Note receivable - related party	4,400,000	—
Investment in unconsolidated entities	8,026,720	8,026,720
Escrowed investor proceeds	90	50,790
Deferred lease commissions, net	314,404	70,266
Accrued rent and accounts receivable, net	964,021	159,102
Prepaid expenses and other assets	573,378	289,148
Acquisition deposits	1,850,000	110,000
Due from related parties	549,473	338,939
Total assets	$89,570,700	$43,502,239

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Notes payable, net	$18,317,362	$14,086,330
Accounts payable and accrued expenses	4,002,308	920,922
Subscriptions for common stock	90	50,790
Tenants' security deposits	645,800	125,916
Total liabilities	22,965,560	15,183,958
Commitments and contingencies

Special Limited Partnership Interests	1,000	1,000

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 8,057,390 and 3,591,757 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	80,573	35,917
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 454,256 shares and 129,668 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	4,543	1,297
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	77,572,760	34,003,619
Accumulated distributions and net loss	(11,053,736)	(5,723,552)
Total stockholders' equity	66,604,140	28,317,281
Total liabilities and total equity	$89,570,700	$43,502,239

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Revenues
Rental revenues	$6,765,119	$1,283,177
Tenant reimbursements and other revenues	712,996	267,069
Total revenues	7,478,115	1,550,246

Expenses
Property operating expenses	2,852,827	487,562
Asset management fees	309,006	84,721
Organization and offering costs	183,521	119,982
Real estate taxes and insurance	1,175,175	318,055
Depreciation and amortization	3,481,218	806,537
General and administrative	524,711	344,673
Interest expense	567,725	313,075
Interest and dividend income	(531,166)	(29,109)
Total expenses, net	8,563,017	2,445,496
Loss from operations	(1,084,902)	(895,250)

Equity in loss of unconsolidated joint venture	—	(396,979)
Net loss	$(1,084,902)	$(1,292,229)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.18)	$(0.48)
Weighted average number of common shares outstanding, basic and diluted	$6,074,548	$2,716,593

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Distributions
	Shares	Amount	Capital	and Net Loss	Total
Balance at January 1, 2018	1,851,317	$18,513	$16,713,160	$(2,389,537)	$14,342,136
Issuance of common shares	1,879,293	18,793	18,701,729	—	18,720,522
Redemption of common shares	(9,185)	(92)	(85,418)	—	(85,510)
Selling commissions	—	—	(1,325,852)	—	(1,325,852)
Dividends and distributions declared	—	—	—	(2,041,786)	(2,041,786)
Net loss	—	$—	$—	$(1,292,229)	$(1,292,229)
Balance at December 31, 2018	3,721,425	$37,214	$34,003,619	$(5,723,552)	$28,317,281
Issuance of common shares	4,802,209	48,022	47,129,680	—	47,177,702
Redemption of common shares	(11,988)	(120)	(111,128)	—	(111,248)
Selling commissions	—	—	(3,449,411)	—	(3,449,411)
Dividends and distributions declared	—	—	—	(4,245,282)	(4,245,282)
Net loss	—	—	—	(1,084,902)	(1,084,902)
Balance at December 31, 2019	8,511,646	$85,116	$77,572,760	$(11,053,736)	$66,604,140

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,084,902)	$(1,292,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	29,250	25,000
Depreciation and amortization	3,481,218	806,537
Deferred loan and lease commission costs amortization	136,199	44,525
Equity in earnings of unconsolidated joint venture	—	396,979
Bad debt provision	7,130	51,873
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(812,049)	(172,782)
Deferred leasing commissions	(272,393)	(54,562)
Prepaid expenses and other assets	(415,990)	(19,803)
Accounts payable and accrued expenses	1,399,675	183,994
Due to /from related parties	(210,534)	(609,469)
Tenants' security deposits	(15,282)	1,849
Net cash provided by (used in) operating activities	$2,242,322	$(638,088)
Cash flows from investing activities:
Additions to real estate	$(45,512,410)	$(21,608,048)
Acquisition deposit	(1,740,000)	40,000
Note receivable - related party	(4,400,000)	—
Net cash used in investing activities	$(51,652,410)	$(21,568,048)
Cash flows from financing activities:
Proceeds from issuance of common stock	$45,203,004	$17,345,813
Payment of redemption of common stock	(111,248)	(85,510)
Distributions paid in cash	(1,936,812)	(788,270)
Payment of selling commissions	(3,449,411)	(1,325,852)
Deferred loan costs paid	(83,163)	(222,605)
Escrowed investor proceeds	50,700	(16,924)
Change in subscriptions for common stock	(50,700)	16,929
Proceeds from revolving credit facility	18,550,100	8,268,750
Repayments under revolving credit facility	(10,818,849)	—
Proceeds from term loan notes	—	2,520,000
Repayments on term loan	(3,525,000)	—
Net cash provided by financing activities	$43,828,621	$25,712,331

Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,581,467)	$3,506,195
Cash and cash equivalents and restricted cash, beginning of period	5,991,935	2,485,740
Cash and cash equivalents and restricted cash, end of period	$410,468	$5,991,935

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Supplemental cash flow information:
Cash paid for interest	$412,232	$261,144
Supplemental disclosures of non-cash activities:
(Decrease)/Increase in distributions payable	$40,570	$135,537
Distributions paid in stock	$2,106,458	$1,075,562

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

In its initial public offering, the Company has offered to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

Class A common stock was offered to the public at an initial price of $10.00 per share and to stockholders at an initial price of $9.50 per share for Class A common stock purchased pursuant to the distribution reinvestment plan.

Class T common stock was offered to the public at an initial price of $9.60 per share and to stockholders at an initial price of $9.12 per share for Class T common stock purchased pursuant to the distribution reinvestment plan.

Beginning September 7, 2019, the sale price of the Company's Class A and Class T common shares to the public is $13.00 and $12.48 per share, representing the net asset value per share as determined by the board of directors plus applicable sales commissions and managing broker dealer fees. The sale price of Class A and Class T common shares to the Company's shareholders pursuant to the distribution reinvestment plan is $11.70 and $11.23 per share.

The Company’s board of directors may, in its sole discretion and from time to time, change the price at which the Company offers shares to the public in the primary offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.

The Company's follow-on offering (Registration No. 333-232308) was declared effective by the Securities and Exchange Commission on January 14, 2020. In its follow-on offering, the Company registered $180,000,000 in any combination of shares of Class A and Class T common stock to be offered to the public and $5,000,000 to be offered to shareholders pursuant to the distribution reinvestment plan.

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

As of December 31, 2019, the Company had accepted investors' subscriptions for, and issued 8,511,646 shares, net of redemptions, of its Class A and T common stock in its initial public offering, including 242,807 shares issued as stock distributions and pursuant to its distribution reinvestment plan resulting in gross offering proceeds of $83,805,002.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2019 and 2018 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the OP and XXI Holdings and the subsidiaries over which the Company has control. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2019 and 2018 consisted of demand deposits at commercial banks.

Restricted Cash
Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by mortgage debt agreements.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASU 2014-09.

Investment in Unconsolidated Entities

On October 1, 2018, Hartman Three Forest Plaza LLC, a joint venture between the Company and Hartman XX Operating Partnership ("XX OP"), the operating partnership of Hartman Short Term Income Properties XX, Inc. ("Hartman XX"), contributed the Three Forest Plaza property to Hartman SPE, LLC, a special purpose entity formed for the purpose of refinancing certain indebtedness of Hartman Short Term Income Properties XX, Inc., Hartman Short Term Income Properties XIX, Inc. and Hartman Income REIT, Inc.

The Company received a 5.89% membership interest in Hartman SPE, LLC in exchange for its 48.8% minority interest in Three Forest Plaza LLC.

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Hartman XX. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%. The Company's investment in Hartman SPE, LLC and Hartman XX is stated at cost and accounted for under the cost method.

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

Upon acquisition, the purchase price of properties is allocated to the tangible assets acquired, consisting of land, buildings and improvements, any assumed debt and asset retirement obligations, if any, based on their relative fair values.  Acquisition costs, including acquisition fees paid to our advisor, are capitalized as part of the purchase price.

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

In allocating the purchase price of each of the Company’s acquired or purchased properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level 3 inputs to estimate fair value of the acquired properties. Many of these estimates are obtained from independent third-party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

Depreciation and amortization

Depreciation is computed using the straight-line method over the estimated useful lives of 5 years to 39 years years for buildings and improvements. Tenant improvements are amortized using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years' remaining calculated on terms of all of the leases in-place when acquired.

Impairment

The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate and other assets as of December 31, 2019.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of December 31, 2019 and 2018, the Company had $573,378 and $289,148, respectively in prepaid expense and other assets.

Acquisition Deposits

Acquisition deposits is the money that the Company advances to the seller on a purchase of a property. As of December 31, 2019 and 2018, the Company had acquisition deposits of $1,850,000 and $110,000, respectively, which are included in the consolidated balance sheets.

Organization and Offering Costs

As of December 31, 2019, total organization and offering costs incurred for the offering amounted to $1,377,924. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the years ended December 31, 2019 and 2018, such costs totaled $183,521 and $119,982, respectively.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2018. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP.)  REITs are subject to a number of other organizational and operational requirements.  Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.

For the years ended December 31, 2019 and 2018, the Company incurred a net loss of $1,084,902 and $1,292,229, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2019 and 2018, respectively.

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests - see Note 13. As of December 31, 2019 and 2018, there were no common shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2019 and 2018 because no shares were issuable.

Concentration of Risk

The Company maintains cash accounts in one U.S. financial institution. The terms of the Company's deposits are on demand to minimize risk. The balances of the Company's depository accounts may exceed the federally insured limits. No losses have been incurred in connection with these deposits.

The geographic concentration of the Company’s real estate assets makes it susceptible to adverse economic developments in the State of Texas. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocation of businesses, increased competition or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 19% of total annualized rental revenue for the year ended December 31, 2019. There were no major tenants for the same period ended December 31, 2018.

Reclassification

Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. Restricted cash reporting line was added on the face of the consolidated balance sheets. The balance currently reported as restricted cash was reported previously in the prepaid expenses and other assets.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today.

The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In connection with the new revenue guidance (ASC 606), the new revenue standard will apply to other components of revenue deemed to be non-lease components. Under the new guidance, we will continue to recognize the lease components of lease revenue on a straight-line basis over our respective lease terms as we do under prior guidance. However, we would recognize the non-lease components under the new revenue guidance as the related services are delivered. As a result, the total revenue recognized over time would not differ under the new guidance. This does not result in a difference from how the Company has historically recognized revenue for these lease and non-lease components.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On January 1, 2018, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, issued by the Financial Accounting Standards Board (“FASB”), which enhances the reporting requirements surrounding the measurement of financial instruments and requires equity securities to be measured at fair value with changes in the fair value recognized through net income for the period. The adoption of ASU No. 2016-01 has no material effect on our consolidated financial position or our consolidated results of operations.

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

On January 1, 2018, the Company adopted ASU No. 2016-18, “Classification of Restricted Cash,”issued by the FASB, which addresses the Statement of Cash Flow classification and presentation of restricted cash transactions. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has elected to use the retrospective method. The adoption of ASU No. 2016-18 had no material effect on the Company’s consolidated financial position or consolidated results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326): Effective Dates, which amended mandatory effective dates. ASU No. 2016-13 is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

Note 3 — Real Estate

The Company’s real estate assets, net as of December 31, 2019 and 2018 consisted of the following:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019	2018
Land	$16,815,968	$5,653,373
Buildings and improvements	52,880,016	20,572,620
In-place lease value intangible	7,476,772	3,448,738
	77,172,756	29,674,731
Less accumulated depreciation and amortization	(4,690,610)	(1,209,392)
Total real estate assets, net	$72,482,146	$28,465,339

Depreciation expense for the years ended December 31, 2019 and 2018 was $1,790,022 and $339,053, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2019	2018
In-place lease value intangible	$7,476,772	$3,448,738
Less: In-place leases – accumulated amortization	(2,442,913)	(751,717)
Acquired lease intangible assets, net	$5,033,858	$2,697,021

The estimated aggregate future amortization amounts from acquired lease intangibles are as follows:

December 31,	In-place lease amortization
2020	$(2,551,421)
2021	(1,647,533)
2022	(747,107)
2023	(87,797)
2024	—
Thereafter	—
Total	$(5,033,858)

Amortization expense for the years ended December 31, 2019 and 2018 was $1,691,196 and $467,484 respectively.

Acquisition fees incurred were $1,127,500 and $539,438 for the years ended December 31, 2019 and 2018, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $309,006 and $84,721 for the years ended December 31, 2019 and 2018, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

On November 21, 2019, the Company acquired a fee simple interest in two properties located in Houston, Texas: the first, two three-story office buildings comprising approximately 91,215 rentable square feet, each building commonly referred to as Park Ten I and II and collectively as Park Ten Place; the second, a three-story office building comprising approximately 130,828 square feet, commonly referred to as Timberway.

The properties were acquired from an unrelated third party for a purchase price of $19,600,000, exclusive of closing costs. The Company financed the acquisitions of Park Ten Place and Timberway with proceeds from the Company’s public offering and funds available under the Company's master credit facility.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An acquisition fee of approximately $490,000 was earned by Advisor in connection with the acquisition of Park Ten Place and Timberway.

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the Park Ten place and Timberway:

Assets acquired:
Real estate assets	$20,090,000
Total assets	20,090,000
Liabilities assumed:
Real estate property taxes	$(505,908)
Escrow-TI-LC	$(406,274)
Prepaid rents	$(45,504)
Security deposits	(196,284)
Total liabilities assumed	(1,153,970)
Fair value of net assets acquired	$18,936,030

On October 1, 2019, the Company acquired a fee simple interest in three properties located in Houston, Texas: the first, a six-story office building comprising approximately 102,893 square feet, commonly referred to as the 1400 Broadfield Building; the second, a five-story office building comprising approximately 83,760 square feet, commonly referred to as the 16420 Park Ten Building; and the third, a three-story office building comprising approximately 67,581 square feet, commonly referred to as the 7915 FM 1960 Building.

The properties were acquired from an unrelated third party, for a purchase price of $20,550,000, exclusive of closing costs. The Company financed the acquisition of the three properties with proceeds from the Company’s public offering.

An acquisition fee of approximately $513,750 was earned by Advisor in connection with the acquisition of 1400 Broadfield, 16420 Park Ten and 7915 FM 1960.

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the 1400 Broadfield, 16420 Park Ten and 7915 FM 1960:

Assets acquired:
Real estate assets	$21,063,750
Total assets	21,063,750
Liabilities assumed:
Real estate Property Taxes	$(459,648)
Prepaid rents	$(17,149)
Security deposits	(285,423)
Total liabilities assumed	(762,220)
Fair value of net assets acquired	$20,301,530

On January 10, 2019, the Company acquired a fee simple interest in an office building containing approximately 78,922 square feet of office space located in Houston, Texas. The property is commonly known as 11211 Katy Freeway. The 11211 Katy Freeway was acquired from an unrelated third-party seller, for a purchase price, as amended, of $4,370,786, exclusive of closing costs. The Company financed the acquisition of 11211 Katy Freeway with proceeds from the Company’s public offering and loan proceeds from the Company's master credit facility.

An acquisition fee of approximately $123,750 was earned by Hartman XXI Advisors LLC in connection with the purchase of 11211 Katy Freeway.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the 11211 Katy Freeway property acquisition:

Assets acquired:
Real estate assets	$4,494,536
Total assets	4,494,536
Liabilities assumed:
Prepaid rents	$(15,966)
Security deposits	(53,459)
Total liabilities assumed	(69,425)
Fair value of net assets acquired	$4,425,111

On March 14, 2018, the Company, through Hartman Richardson Tech Center, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in a four building, multi-tenant flex/R&D property containing approximately 96,660 square feet of office space and located in Richardson, Texas.  The property is commonly known as Richardson Tech.

An acquisition fee of approximately $126,000 was earned by Hartman XXI Advisors LLC in connection with the purchase of Richardson Tech Center.

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

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocations of the Richardson Tech property acquisition:

Assets acquired:
Real estate assets	$5,166,000
Total assets	5,166,000
Liabilities assumed:
Security deposits	$(45,650)
Total liabilities assumed	(45,650)
Fair value of net assets acquired	$5,120,350

On December 27, 2018, the Company, through Hartman Spectrum, LLC, a wholly-owned subsidiary of the OP, acquired a fee simple interest in an office building containing approximately 175,390 square feet of office space and located in San Antonio, Texas. The property is commonly known as the Spectrum Building.

An acquisition fee of approximately $413,438 was earned by Hartman XXI Advisors LLC in connection with the purchase of Spectrum Building.

The Spectrum Building was acquired from Pace-Spectrum, LLC, an unrelated third party, for a purchase price, including a buyers auction premium, of $16,537,500, exclusive of closing costs. Hartman Spectrum LLC financed the payment of the purchase price for the Spectrum Building with proceeds from the Company’s public offering and loan proceeds from a bank.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets acquired:
Real estate assets	$16,950,938
Total assets	16,950,938
Liabilities assumed:
Accounts payable and accrued expenses	$(194,826)
Security deposits	(26,209)
Total liabilities assumed	(221,035)
Fair value of net assets acquired	$16,729,903

The following unaudited pro forma consolidated financial information for the years ended December 31, 2019 and 2018 is presented as if the Company acquired Spectrum, 11211 Katy Freeway, 1400 Broadfield, 16420 Park Ten, 7915 FM 1960, Park Ten Place and Timberway on January 1, 2018. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed the acquisitions of Spectrum, 11211 Katy Freeway, 1400 Broadfield, 16420 Park Ten, 7915 FM 1960, Park Ten Place and Timberway on January 1, 2018, nor does it support or represent the Company’s future operations (in thousands):

	Years Ended December 31
	2019 (unaudited)	2018 (unaudited)
Revenue	$12,389	$13,937
Net loss	$(2,148)	$(2,208)

Correction of Immaterial Error

In connection with the preparation of its financial statements for the year ended December 31, 2019, the Company has determined that its allocation of the purchase price of the Spectrum Building as December 31, 2018 was not correct. The corrected allocation of purchase price is illustrated as follows:

	As reported	Revised
Land	$1,266,560	2,630,873
Buildings and improvements	12,470,886	12,862,042
In-place lease intangible	3,213,492	1,458,023
Total	$16,950,938	16,950,938

These corrections had no material effect on the previously reported working capital or results of operations as of December 31, 2018 or for the year then ended.

Real estate assets reported for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019, would have been presented as follows if the correction had been recorded in such quarterly period:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarterly Period ended						Year ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2018
	As reported	Revised	As reported	Revised	As reported	Revised	As reported	Revised
Land	5,163,217	6,527,530	5,163,217	6,527,530	5,163,217	6,527,530	4,289,060	5,653,373
Building and improvements	23,174,211	23,565,367	23,844,403	24,235,559	24,436,798	24,827,954	20,181,464	20,572,620
In-place lease value intangible	5,898,634	4,143,165	5,898,634	4,143,165	5,898,634	4,143,165	5,204,207	3,448,738
	34,236,062	34,236,062	34,906,254	34,906,254	35,498,649	35,498,649	29,674,731	29,674,731
Less accumulated amortization	(2,045,840)	(1,845,893)	(2,962,756)	(2,562,862)	(3,846,985)	(3,247,144)	(1,209,392)	(1,209,392)
Total real estate assets, net	32,190,222	32,390,169	31,943,498	32,343,392	31,651,664	32,251,505	28,465,339	28,465,339

Depreciation and amortization expense and net loss for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019, would have been presented as follows if the correction had been recorded in such quarterly period:

	Quarterly Period ended
	March 31, 2019		June 30, 2019		September 30, 2019
	As reported	Revised	As reported	Revised	As reported	Revised
Depreciation and amortization	836,448	636,501	916,916	716,969	884,229	684,282
Net loss	(460,922)	(260,975)	(446,893)	(246,946)	(539,544)	(339,597)

	Three months ended March 31, 2019		Six months ended June 30, 2019		Nine months ended September 30, 2019
	As reported	Revised	As reported	Revised	As reported	Revised
Depreciation and amortization	836,448	636,501	1,753,364	1,353,470	2,637,593	2,037,752
Net loss	(460,922)	(260,975)	(907,815)	(507,921)	(1,447,359)	(847,518)

Note 4 — Investment in unconsolidated entities

The Company owned an approximate 48.80% equity interest in Hartman Three Forest Plaza LLC in 2018. The Company’s investment in Hartman Three Forest Plaza LLC was accounted for under the equity method. Equity in losses of the unconsolidated entity was $396,979 related to Three Forest Plaza LLC for the year ended December 31, 2018.

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

The Company's investment in Hartman SPE, LLC is accounted for under the cost method. The Company's investment in Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method. The Company did not receive any distributions from Hartman SPE, LLC for the year ended December 31, 2019. The Company recognized dividend income of $408,507 from Hartman Short Term Income Properties XX, Inc. for the year ended December 31, 2019

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following:

	December 31,
	2019	2018
Tenant receivables	$713,645	$71,955
Accrued rent	322,136	151,777
Allowance for uncollectible accounts	(71,760)	(64,630)
Accrued rents and accounts receivable, net	$964,021	$159,102

As of December 31, 2019 and 2018, the Company had an allowance for uncollectible accounts of $71,760 and $64,630, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense in the amount of $7,130 and $51,873, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancelable operating leases which provide for minimum base rentals.  A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancelable operating leases in existence at December 31, 2019 is as follows:

December 31,	Minimum Future Rents
2020	$11,324,941
2021	9,614,223
2022	6,236,771
2023	4,972,174
2024	3,009,124
Thereafter	1,916,991
Total	$37,074,224

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable as December 31, 2019 and 2018:

			December 31,
Property/Facility	Current Maturity	Rate (1)	2019	2018
Village Pointe (2)	December 2019	L + 275 bps	$—	$3,525,000
Richardson Tech Center (2)	March 2021	L + 275 bps	2,520,000	2,520,000
Master Credit Facility Agreement - EWB (3)	December 2021	P - 50 bps	16,000,000	8,268,750
			18,520,000	14,313,750
Less unamortized deferred loan costs			(202,638)	(227,420)
			$18,317,362	$14,086,330

(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The Village Pointe note was paid in full on December 31, 2019. The interest rate for the Richardson Tech Center note as of December 31, 2019 was 4.55%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of December 31, 2019 the MCFA is secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of December 31, 2019 was 4.25%. The outstanding balance under the MCFA was $16,000,000 as of December 31, 2019 and the amount available to be borrowed was $4,000,000.

The Company was in compliance with all loan covenants as of December 31, 2019.

Interest expense for the years ended December 31, 2019 and 2018 was $567,725 and $313,075, respectively, including $107,945 and $44,839 of deferred loan cost amortization. Unamortized deferred loan costs were $202,638 and $227,420 as of December 31, 2019 and 2018, respectively. Interest expense of $61,262 and $13,714 was payable as of December 31, 2019 and 2018, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor will receive reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by the Advisor and would not cause the cumulative selling commission, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15% of gross offering proceeds from the sale of shares in the Offering.

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. The Advisor earned from the Company acquisition fees of $1,127,500 and $539,438, respectively, for the years ended December 31, 2019 and 2018.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the years ended December 31, 2019 and 2018.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On November 1, 2019, the Company issued an unsecured promissory note to Hartman XX, an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $4,400,000 as of December 31, 2019. The maturity date of the note is October 31, 2021.

For the years ended December 31, 2019 and 2018, the Company incurred property management fees and reimbursable costs of $725,476 and $145,873 payable to the Property Manager and asset management fees of $309,006 and $84,721 payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the years December 31, 2019 and 2018, the company incurred construction management fees of $90,695 and $9,371, respectively and $272,393 and $54,562, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the balance sheets.

As of December 31, 2019, the Company had $105,899 due to the Advisor and $417,287 due from Hartman Short Term Income Properties XX, Inc. and $238,084 due from other Hartman affiliates. As of December 31, 2018, the Company had $31,892 due to the Advisor and $509,852 due from Hartman Short Term Income Properties XX, Inc. and $139,021 due to other Hartman affiliates.

Mr. Jack Cardwell, an independent director, and his affiliates, own 489,982 Class A common shares in the Company as of December 31, 2019 representing approximately 5.76% of the Company’s issued and outstanding shares.

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	December 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(1,084,902)	$(1,292,229)
Denominator:
Weighted average common shares outstanding	6,074,548	2,716,593
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.18)	$(0.48)

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

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions.

Taxable income (loss) differs from net income (loss) for financial reporting purposes principally due to differences in the timing of recognition of interest, real estate taxes, depreciation and amortization and rental revenue.

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2019	2018
Ordinary income (unaudited)	52.4%	—%
Return of capital (unaudited)	47.6%	100.0%
Capital gains distribution (unaudited)	—%	—%
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $32,512 and $12,178 was recorded in the consolidated financial statements for the years ended December 31, 2019 and 2018 respectively, with a corresponding charge to real estate taxes and insurance.

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
Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted.  These shares may not be sold while an independent director is serving on the board of directors. For the years ended December 31, 2019 and 2018 the Company granted 2,500 and 2,500 shares, respectively of restricted common stock to independent directors as compensation for services.  The Company recognized $29,250 and $25,000 as stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively, based upon the offering price of $11.70 and $10.00 , respectively per common share.

Distributions

The following table reflects total distributions paid in cash and issued in shares of our common stock for the periods indicated:

Period	Cash	DRP & Stock	Total
First Quarter 2019	$304,955	$388,228	$693,183
Second Quarter 2019	387,574	484,395	871,969
Third Quarter 2019	498,717	645,844	1,144,561
Fourth Quarter 2019	745,566	628,561	1,374,127
Total	$1,936,812	$2,147,028	$4,083,840
First Quarter 2018	$153,832	$192,202	$346,034
Second Quarter 2018	182,226	245,363	427,589
Third Quarter 2018	215,317	293,079	508,396
Fourth Quarter 2018	236,895	344,918	581,813
Total	$788,270	$1,075,562	$1,863,832

Note 12 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under the Incentive Award Plan as of December 31, 2019. Awards under the Independent Directors Compensation Plan for the years ended December 31, 2019 and 2018, respectively, consisted of 2,500 and 2,500 restricted, Class A common shares to our independent directors, valued at $11.70 and $10.00 per share based on the Offering price.  The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business. Management of the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position of the Company.

Note 15 – Subsequent Events
On August 13, 2019, the Company entered into a purchase agreement to acquire a 42.63227 tenant in common interest in 3100 Weslayan, located in Houston, Texas. The Company has agreed to pay $3,576,620, including assumption of $1,751,620 in mortgage indebtedness. On November 27, 2019, the Company funded $1,740,000 as an acquisition deposit. The Company anticipates the closing of the acquisition in the second quarter of 2020.

On March 12, 2020, the Company established a second $20 million revolving credit agreement with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The credit agreement matures on March 9, 2023.

Since the beginning of 2020, the COVID-19 coronavirus outbreak which originated in mainland China has significantly impacted the global and U.S. economies. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact the results of our operations.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2019

(in thousands)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Village Pointe	2/8/2017	1982	$1,762	$4,380	$1,084	$7,226	$130
Richardson Tech Center	3/14/2018	1987	$1,260	$2,999	$906	$5,165	$433
Spectrum Building	12/27/2018	1986	$2,631	$12,862	$1,458	$16,951	$257
11211 Katy Freeway	1/10/2019	1976	$874	$2,926	$694	$4,494	$1,191
1400 Broadfield	10/1/2019	1982	$2,395	$6,208	$978	$9,581	$27
16420 Park Ten	10/1/2019	1982	$1,878	$5,115	$518	$7,511	$35
7915 FM 1960	10/1/2019	1982	$993	$2,808	$171	$3,972	$95
Timberway II	11/21/2019	1982	$2,973	$8,029	$889	$11,891	$—
One Park Ten	11/21/2019	1982	$769	$2,197	$109	$3,075	$—
Two Park Ten	11/21/2019	1982	$1,281	$3,174	$670	$5,125	$14
Total			$16,816	$50,698	$7,477	$74,991	$2,182

	Gross Carrying Amount at December 31, 2019
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation and Amortization	Net Book Carrying Value	Encumbrances (1)
Village Pointe	$1,762	$4,510	$1,084	$7,356	$(1,311)	$6,045
Richardson Tech Center	$1,260	$3,433	$906	$5,599	$(866)	$4,733	$2,520
Spectrum Building	$2,631	$13,119	$1,458	$17,208	$(1,184)	$16,024
11211 Katy Freeway	$874	$4,117	$694	$5,685	$(663)	$5,022
1400 Broadfield	$2,395	$6,235	$978	$9,608	$(216)	$9,392
16420 Park Ten	$1,878	$5,149	$518	$7,545	$(149)	$7,396
7915 FM 1960	$993	$2,903	$171	$4,067	$(91)	$3,976
Timberway II	$2,973	$8,029	$889	$11,891	$(89)	$11,802
One Park Ten	$769	$2,198	$109	$3,076	$(76)	$3,000
Two Park Ten	$1,281	$3,187	$670	$5,138	$(46)	$5,092
Total	$16,816	$52,880	$7,477	$77,173	$(4,691)	$72,482	$2,520

(1) Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 7.

	Years ended December 31,
	2019	2018
Balance at beginning of period	$29,674	$7,261
Additions during the period:
Acquisitions	45,649	21,991
Improvements	1,850	422
Balance at end of period	$77,173	$29,674