Form 10-K/A
period 2019-12-31
Hartman vREIT XXI, Inc.
filed 2020-05-05
CIK 1654948

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Hartman vREIT XXI, Inc. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2020 (the “Original Filing”). The Company is filing the Amendment solely to amend:

(a)
Part IV-Item 15 “Exhibits and Financial Statement Schedules” to indicate that the certifications by the Company’s principal executive and principal financial officer, as required by Rule 12b-15, which were inadvertently omitted with the Original Filing, are filed as exhibits to the Amendment.

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

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousand)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$586,315	$13.64	$14.08
Richardson Tech	Flex/R&D	Dallas	96,660	73%	620,621	8.81	8.30
Spectrum Building	Office	San Antonio	175,390	85%	3,468,376	23.17	22.74
11211 Katy Freeway	Office	Houston	78,922	59%	815,428	17.44	17.15
1400 Broadfield	Office	Houston	102,893	70%	1,584,864	21.97	21.78
16420 Park Ten Pl	Office	Houston	83,760	58%	830,112	17.02	16.29
7915 FM 1960	Office	Houston	67,581	34%	440,263	19.25	18.83
Timberway II	Office	Houston	130,828	64%	1,839,840	21.90	21.84
One Park Ten	Office	Houston	34,089	34%	243,685	20.97	20.93
Two Park Ten	Office	Houston	57,126	84%	926,253	19.27	19.05

Grand Total			881,495	68%	$11,355,757	$19.01	$18.72

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

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2019:

Property Name	Location	Gross Leasable Area SF	In Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	San Antonio	54,246	79%	$586,315	$13.64	$14.08
Richardson Tech	Dallas	96,660	73%	620,621	8.81	8.30
Spectrum Building	San Antonio	175,390	85%	3,468,376	23.17	22.74
11211 Katy Freeway	Houston	78,922	59%	815,428	17.44	17.15
1400 Broadfield	Houston	102,893	70%	1,584,864	21.97	21.78
16420 Park Ten Pl	Houston	83,760	58%	830,112	17.02	16.29
7915 FM 1960	Houston	67,581	34%	440,263	19.25	18.83
Timberway II	Houston	130,828	64%	1,839,840	21.90	21.84
One Park Ten	Houston	34,089	34%	243,685	20.97	20.93
Two Park Ten	Houston	57,126	84%	926,253	19.27	19.05
Grand Total		881,495	68%	$11,355,757	$19.01	$18.72

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

Property Name	Year	Space Type	Gross Leasable Area SF	In-Place Occupancy	No. of Tenants	Annualized Base Rental Revenue	Average Base Rental Revenue per Occupied SF	Acquisition Price	Encumbrances (1)
Village Pointe	1982	Retail	54,246	79%	10	586,315	13.64	$7,226,250
Richardson Tech	1987	Flex/R&D	96,660	73%	13	620,621	8.81	$5,166,000	$2,520,000
Spectrum Building	1986	Office	175,390	85%	12	3,468,376	23.17	$16,950,938
11211 Katy Freeway	1976	Office	78,922	59%	34	815,428	17.44	$4,494,536
1400 Broadfield	1982	Office	102,893	70%	12	1,584,864	21.97	$9,581,700
16420 Park Ten Pl	1982	Office	83,760	58%	13	830,112	17.02	$7,510,175
7915 FM 1960	1982	Office	67,581	34%	10	440,263	19.25	$3,971,875
Timberway II	1982	Office	130,828	64%	14	1,839,840	21.90	$11,890,000
One Park Ten	1982	Office	34,089	34%	15	243,685	20.97	$3,075,000
Two Park Ten	1982	Office	57,126	84%	14	926,253	19.27	$5,125,000
Grand Total			881,495	68%	147	11,355,757	19.01

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 5, 2020.
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

By:	/s/ Allen R. Hartman	Date: May 5, 2020
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: May 5, 2020
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ James A Cardwell	Date: May 5, 2020
James A. Cardwell, Director

By:	/s/ John G. Ostroot	Date: May 5, 2020
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