Form 10-K/A
period 2019-12-31
Hartman vREIT XXI, Inc.
filed 2020-05-11
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Hartman vREIT XXI, Inc. (the “Company”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2020 (the “Original Filing”) and as previously amended by Amendment No. 1 (“Amendment No. 1”) which was filed with the SEC on May 5, 2020. The Company is filing Amendment No. 2 to amend:

(a)	Part I to include disclosure about the Company’s reliance upon SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus epidemic (“COVID-19”).
(b)	Part IV-Item 15 “Exhibits and Financial Statement Schedules” to include list of subsidiaries filed as exhibit 21.1 to the Amendment No. 2.
(c)	Part IV-Item 15 “Exhibits and Financial Statement Schedules” to indicate that new certifications by the Company’s principal executive and principal financial officer, as required by Rule 12b-15, are filed as exhibits to the Amendment No. 2.

This Amendment does not affect any other parts of, or exhibits to, the Original Filing or Amendment No. 1, nor does it reflect events occurring after the date of the Original Filing or Amendment No. 1.

HARTMAN vREIT XXI, INC.

Reliance on Securities and Exchange Commission Order

Hartman vREIT XXI, Inc. (the “Company”) is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s advisor, property manager and certain other employees, including financial reporting staff, began working remotely on or about March 17, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was abruptly and dramatically impacted by the COVID-19 pandemic as the Company’s commercial real estate properties, headquarters, property management operations and other services offices located in Texas counties, which were under stay-at-home orders resulting in staffing and work-from-home challenges which caused significant disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Form 10-K for the 2019 fiscal year which was due on March 30, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on May 8, 2020.
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

By:	/s/ Allen R. Hartman	Date: May 8, 2020
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: May 8, 2020
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ James A Cardwell	Date: May 8, 2020
James A. Cardwell, Director

By:	/s/ John G. Ostroot	Date: May 8, 2020
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

21.1*	List of subsidiaries of Hartman vREIT XXI, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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