Form 10-Q
period 2020-03-31
Hartman vREIT XXI, Inc.
filed 2020-06-08
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of June 1, 2020 there were 8,672,908 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

EXPLANATORY NOTE:
Reliance on Securities and Exchange Commission Order

Hartman vREIT XXI, Inc. (the “Company”) is filing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On May 14, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s advisor, property manager and certain other employees, including financial reporting staff, began working remotely on or about March 17, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was abruptly and dramatically impacted by the COVID-19 pandemic as the Company’s commercial real estate properties, headquarters, property management operations and other services offices located in Texas counties, which were under stay-at-home orders resulting in staffing and work-from-home challenges which caused significant disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Form 10-Q for the quarterly period ended March 31, 2020 which was due on May 15, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate assets, at cost	$77,840	$77,173
Accumulated depreciation and amortization	(6,153)	(4,691)
Real estate assets, net	71,687	72,482
Cash and cash equivalents	338	133
Restricted cash	250	278
Note receivable - related party	8,200	4,400
Investment in unconsolidated entities	8,027	8,027
Deferred lease commissions, net	611	314
Accrued rent and accounts receivable, net	1,042	964
Prepaid expenses and other assets	619	573
Acquisition deposits	1,862	1,850
Due from related parties	579	550
Total assets	$93,215	$89,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$24,269	$18,317
Accounts payable and accrued expenses	2,338	4,003
Tenants' security deposits	658	646
Total liabilities	27,265	22,966

Commitments and contingencies

Special limited partnership interests	1	1

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 8,161,936 and 8,057,390 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	81	80
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 457,245 shares and 454,256 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	78,719	77,573
Accumulated distributions and net loss	(12,856)	(11,054)
Total stockholders' equity	65,949	66,604
Total liabilities and total equity	$93,215	$89,571

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenues	$3,037	$1,404
Tenant reimbursements and other revenues	332	178
Total revenues	3,369	1,582

Expenses (income)
Property operating expenses	1,334	643
Asset management fees	144	62
Organization and offering costs	16	2
Real estate taxes and insurance	569	228
Depreciation and amortization	1,462	636
General and administrative	272	134
Interest expense	242	185
Interest and dividend income	(232)	(47)
Total expenses, net	3,807	1,843

Net loss	$(438)	$(261)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.05)	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	8,567	3,774

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2018	3,721	$37	$34,004	$(5,724)	$28,317
Issuance of common shares	848	9	8,082	—	8,091
Selling commissions	—	—	(673)	—	(673)
Dividends and distributions (stock)	—	—	—	(148)	(148)
Dividends and distributions (DRP)	—	—	—	(260)	(260)
Dividends and distributions (cash)	—	—	—	(329)	(329)
Net loss	—	—	—	(261)	(261)
Balance at March 31, 2019	4,569	$46	$41,413	$(6,722)	$34,737

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	109	1	1,262	—	1,263
Redemptions	(2)	—	(26)	—	(26)
Selling commissions	—	—	(90)	—	(90)
Dividends and distributions (DRP)	—	—	—	(590)	(590)
Dividends and distributions (cash)	—	—	—	(774)	(774)
Net loss	—	—	—	(438)	(438)
Balance at March 31, 2020	8,619	$86	$78,719	$(12,856)	$65,949
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(438)	$(261)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	7	6
Depreciation and amortization	1,462	636
Deferred loan and lease commission costs amortization	70	30
Bad debt provision	22	22
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(100)	(122)
Deferred lease commissions	(324)	(8)
Prepaid expenses and other assets	(169)	(143)
Accounts payable and accrued expenses	(1,697)	219
Due to/from related parties	(29)	78
Tenants' security deposits	12	2
Net cash (used in) provided by operating activities	(1,184)	459
Cash flows from investing activities:
Acquisition deposit	(12)	—
Additions to real estate	(667)	(4,382)
Note receivable - related party	(3,800)	—
Net cash used in investing activities	(4,479)	(4,382)
Cash flows from financing activities:
Proceeds from issuance of common stock	818	7,964
Payment of redemption of common stock	(26)	—
Dividends and distributions paid in cash	(771)	(305)
Payment of selling commissions	(90)	(673)
Deferred loan costs paid	(192)	(19)
Escrowed investor proceeds	—	(320)
Subscriptions for common stock	—	320
Proceeds from revolving credit facility	6,101	2,550
Repayments under revolving credit facility	—	(10,119)
Net cash provided by (used in) financing activities	5,840	(602)

Net change in cash and cash equivalents and restricted cash	177	(4,525)
Cash and cash equivalents and restricted cash, beginning of period	411	5,992
Cash and cash equivalents and restricted cash, end of period	$588	$1,467

Supplemental cash flow information:
Cash paid for interest	$198	$155
Supplemental disclosures of non-cash investing and financing activities:
Increase in distributions payable	$47	$20
Distributions paid in stock	$543	$388

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
 In its initial public offering (the “Offering”), the Company offered to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

The Company's follow-on offering (Registration No. 333-232308) was declared effective by the Securities and Exchange Commission on January 14, 2020. In its follow-on offering, the Company registered $180,000,000 in any combination of shares of Class A and Class T common stock to be offered to the public and $5,000,000 to be offered to shareholders pursuant to the distribution reinvestment plan.

Effective September 7, 2019, the sale price of the Company's Class A and Class T common shares to the public was $13.00 and $12.48 per share, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of Class A and Class T common shares to the Company's shareholders pursuant to the distribution reinvestment plan was $11.70 and $11.23 per share.

Effective May 18, 2020, the sale price of the Company's Class A and Class T common shares to the public is $11.44 and $10.95 per share, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of Class A and Class T common shares to the Company's shareholders pursuant to the distribution reinvestment plan is $10.30 per share.

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
As of March 31, 2020, the Company had accepted investors' subscriptions for, and issued 8,619,181 shares, net of redemptions, of its Class A and Class T common stock in its initial public offering, including 426,509 shares

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issued as stock distributions and pursuant to its distribution reinvestment plan, resulting in gross proceeds of $84,967,000.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of March 31, 2020, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the consolidated financial position of the Company as of March 31, 2020, and the results of its consolidated operations for the three months ended March 31, 2020 and 2019, the consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.  The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2019.

The Company’s consolidated financial statements include the Company’s accounts and the accounts of its subsidiaries over which the Company has control. All intercompany balances and transactions are eliminated in consolidation.
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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of March 31, 2020 and December 31, 2019 consisted of demand deposits at commercial banks.
Restricted Cash
Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.
Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, note receivable, accrued rent and accounts receivable, accounts payable and accrued expenses, notes payable, net and balances with related parties.  The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

Investment in Unconsolidated Entities

The Company's investments in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. are stated at cost and accounted for under the cost method.

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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of March 31, 2020.

Accrued Rent and Accounts Receivable

Accrued rent and accounts receivable include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of March 31, 2020 and December 31, 2019, the Company had $619,000 and $573,000, respectively in prepaid expenses and other assets.

Acquisition Deposits

Acquisition deposits is the money that the Company advances to the seller on a purchase property. As of March 31, 2020 and December 31, 2019, the Company had acquisition deposits of $1,862,000 and $1,850,000, respectively, which are included in the consolidated balance sheets.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Organization and Offering Costs

As of March 31, 2020, total organization and offering costs incurred for the Offering amounted to $1,394,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three months ended March 31, 2020 and 2019, such costs totaled $16,000 and $2,000, respectively.

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
For the three months ended March 31, 2020 and 2019, the Company had net loss of $438,000 and $261,000, respectively. The Company does not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of March 31, 2020 and December 31, 2019, respectively.

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three months ended March 31, 2020 and 2019, there were no common shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2020 and 2019.

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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents more than 10% of total annualized rental revenue for the three months ended March 31, 2020 and 2019, respectively.
Reclassification
Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. The Consolidated Statement of Cash Flows presented for the three months ended March 31, 2019 was adjusted to present cash and cash equivalents and restricted cash, as restricted cash was previously reported as part of prepaid expenses and other assets.

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

Note 3 – Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2020	December 31, 2019
Land	$16,816	$16,816
Buildings and improvements	53,547	52,880
In-place lease value intangible	7,477	7,477
	77,840	77,173
Less accumulated depreciation and amortization	(6,153)	(4,691)
Total real estate assets, net	$71,687	$72,482

Depreciation expense for the three months ended March 31, 2020 and 2019 was $839,000 and $283,000, respectively. Amortization expense for the three months ended March 31, 2020 and 2019 was $623,000 and $353,000, respectively.

The Company identifies and records the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above- and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms. With respect to all properties owned by the Company, the Company considers all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020	December 31, 2019
In-place lease value intangible	$7,477	$7,477
In-place leases – accumulated amortization	(3,066)	(2,443)
Acquired in-place lease intangible assets, net	$4,411	$5,034

Acquisition fees incurred were $0 and $124,000 for the three months ended March 31, 2020 and 2019, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $144,000 and $62,000 for the three months ended March 31, 2020 and 2019, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

Correction of Immaterial Error

In connection with the preparation of its financial statements for the year ended December 31, 2019, the Company has determined that its allocation of the purchase price of the Spectrum Building as December 31, 2018 was not correct. The corrected allocation of purchase price is illustrated as follows (in thousands):

	As reported	Revised
Land	$1,267	$2,631
Buildings and improvements	12,471	12,862
In-place lease intangible	3,213	1,458
Total	$16,951	$16,951

These corrections had no material effect on the previously reported working capital or results of operations as of December 31, 2018 or for the year then ended.

Real estate assets reported for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019, would have been presented as follows if the correction had been recorded in such quarterly period (in thousands):

	Quarterly Period ended						Year ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2018
	As reported	Revised	As reported	Revised	As reported	Revised	As reported	Revised
Land	$5,163	$6,528	$5,163	$6,528	$5,163	$6,528	$4,289	$5,653
Building and improvements	23,174	23,565	23,844	24,236	24,437	24,828	20,181	20,573
In-place lease value intangible	5,899	4,143	5,899	4,143	5,899	4,143	5,204	3,449
	34,236	34,236	34,906	34,907	35,499	35,499	29,674	29,675
Less accumulated amortization	(2,046)	(1,846)	(2,963)	(2,563)	(3,847)	(3,247)	(1,209)	(1,209)
Total real estate assets, net	$32,190	$32,390	$31,943	$32,344	$31,652	$32,252	$28,465	$28,466

Depreciation and amortization expense and net loss for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019, would have been presented as follows if the correction had been recorded in such quarterly period (in thousands):

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarterly Period ended
	March 31, 2019		June 30, 2019		September 30, 2019
	As reported	Revised	As reported	Revised	As reported	Revised
Depreciation and amortization	$836	$636	$917	$717	$884	$684
Net loss	$(461)	$(261)	$(447)	$(247)	$(540)	$(340)

	Three months ended March 31, 2019		Six months ended June 30, 2019		Nine months ended September 30, 2019
	As reported	Revised	As reported	Revised	As reported	Revised
Depreciation and amortization	$836	$636	$1,753	$1,353	$2,637	$2,037
Net loss	$(461)	$(261)	$(908)	$(508)	$(1,448)	$(848)

Note 4 — Investment in unconsolidated entities

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Hartman Short Term Income Properties XX, Inc. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

The Company's investment in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method. The Company did not receive any distributions from Hartman SPE, LLC for the three months ended March 31, 2020 and 2019. The Company recognized dividend income of $123,000 and $41,000, respectively, from Hartman Short Term Income Properties XX, Inc. for the three months ended March 31, 2020 and 2019, respectively.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2020	December 31, 2019
Tenant receivables	$640	$714
Accrued rent	496	322
Allowance for uncollectible accounts	(94)	(72)
Accrued rents and accounts receivable, net	$1,042	$964

As of March 31, 2020 and December 31, 2019, the Company had an allowance for uncollectible accounts of $94,000 and $72,000, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended March 31, 2020 and 2019, the Company recorded bad debt expense in the amount of $22,000. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net, in thousands:

Property/Facility	Current Maturity	Rate (1)	March 31, 2020	December 31, 2019
Richardson Tech Center (2)	March 2021	L + 275bps	$2,520	$2,520
Master Credit Facility Agreement - EWB (3)	December 2021	P - 50bps	19,500	16,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50bps	2,601	—
			24,621	18,520
Less unamortized loan costs			(352)	(203)
			$24,269	$18,317
(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The interest rate as of March 31, 2020 was 3.74%.

(3)The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of March 31, 2020 the MCFA is secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of March 31, 2020 was 2.75%. The outstanding balance under the MCFA was $19,500,000 as of March 31, 2020 and the amount available to be borrowed was $500,000.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The credit agreement matures on March 9, 2023. The initial interest rate and the interest rate as of March 31, 2020 was 3.75%. After the initial interest period, the interest rate resets to Prime minus 50 basis points. The outstanding balance under the MCFA II was $2,601,000 as of March 31, 2020 and the amount available to be borrowed was $11,324,000.

The Company was in compliance with all loan covenants as of March 31, 2020.

Interest expense for the three months ended March 31, 2020 and 2019 was $242,000 and $185,000, respectively, including $43,000 and $26,000 of deferred loan cost amortization. Unamortized deferred loan costs were $352,000 and $203,000 as of March 31, 2020 and December 31, 2019, respectively. Interest expense of $62,000 and $61,000 was payable as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 7 — Related Party Arrangements
The Advisor is a wholly owned subsidiary of Hartman Advisors LLC, a Texas limited liability company owned 70% by Allen R. Hartman individually and 30% by the Property Manager.  The Property Manager is a wholly owned subsidiary of Hartman Income REIT Management, LLC, which is wholly owned by Hartman Income REIT, Inc. and its subsidiaries ("HIREIT"), of which approximately 16% of the voting stock is owned by Allen R. Hartman, the Company's Chief Executive Officer and Chairman of the Board of Directors.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 and $124,000 were earned by the Advisor for the three months ended March 31, 2020 and 2019, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the three months ended March 31, 2020 and 2019.

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

On November 1, 2019, the Company issued an unsecured promissory note to Hartman XX, an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $8,200,000 as of March 31, 2020. The maturity date of the note is October 31, 2021.

For the three months ended March 31, 2020 and 2019, the Company incurred property management fees and reimbursable costs of $335,000 and $177,000, respectively, payable to the Property Manager and asset management fees of $144,000 and $62,000, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended March 31, 2020 and 2019, the Company incurred construction management fees of $28,000 and $10,000, respectively, and $324,000 and $8,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

As of March 31, 2020, the Company had $82,000 due from the Advisor, $200,000 due from Hartman Short Term Income Properties XX, Inc., $274,000 due from Property Manager and $23,000 due from other Hartman affiliates. As of December 31, 2019, the Company had $106,000 due to the Advisor, $417,000 due from Hartman Short Term Income Properties XX, Inc. and $229,000 due from Property Manager and $10,000 due from other Hartman affiliates.

Note 8 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders (in thousands)	$(438)	$(261)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,567	3,774
Basic loss per common share	$(0.05)	$(0.07)

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. The additional share classes will not be authorized for sale to the public until the Company's registration statement amendment to include such shares is made effective by the Securities and Exchange Commission.

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three months ended March 31, 2020 and 2019, the Company granted 625 and 625 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $7,000 and $6,000 as stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through March 31, 2020:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27,000	$19,000	$46,000
Second Quarter 2017	62,000	72,000	134,000
Third Quarter 2017	105,000	115,000	220,000
Fourth Quarter 2017	127,000	162,000	289,000
First Quarter 2018	154,000	192,000	346,000
Second Quarter 2018	182,000	245,000	427,000
Third Quarter 2018	215,000	293,000	508,000
Fourth Quarter 2018	237,000	345,000	582,000
First Quarter 2019	305,000	388,000	693,000
Second Quarter 2019	388,000	484,000	872,000
Third Quarter 2019	499,000	646,000	1,145,000
Fourth Quarter 2019	746,000	629,000	1,375,000
First Quarter 2020	771,000	543,000	1,314,000
Total	$3,818,000	$4,133,000	$7,951,000

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 10 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering.  Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the three months ended March 31, 2020 and 2019, respectively, consisted of 625 and 625 restricted, Class A common shares to our independent directors, valued at $11.70 and

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$10.00 per share based on the Offering price.  The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Note 13 – Subsequent Events
On April 7, 2020, the Company issued a tender offer to shareholders of Hartman Income REIT, Inc. offering to purchase up to $2,000,000 of Hartman Income REIT, Inc. common shares for $4.00 per share. On May 1, 2020, the Company increased its offer to $5.00 per share. As of May 13, 2020, the Company received offers to purchase

681,388 Hartman Income REIT, Inc. common shares for $3,454,600 in cash. The Company’s board of directors approved an increase in the total amount of the tender offer to accept all of the Hartman Income REIT, Inc. common shares offered. The Company will complete the acquisition of the Hartman Income REIT, Inc. common shares in June 2020.
On May 14, 2020, the shareholders of Hartman Short Term Income Properties XX, Inc. ("Hartman XX"), Hartman Short Term Income Properties XIX, Inc. ("Hartman XIX") and HIREIT approved the previously proposed mergers of Hartman with and into Hartman XX. Hartman Income REIT Management, Inc., a wholly owned subsidiary of HIREIT, is the Company's property manager and sponsor of its initial and follow-on public offerings.
On May 19, 2020 the Company filed a post-effective amendment to its Registration statement to include the addition of two new share classes of common stock. The authorization and effectiveness of the new shares are expected to be completed in the third quarter of 2020.

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

•the impact of the global pandemic of the novel coronavirus that causes the disease known as coronavirus disease 2019 (“COVID-19”), and the measures taken in response to the pandemic, on the global economy and our real estate tenants;
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

All forward-looking statements included in this Quarterly Report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on May 11, 2020.

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

As of March 31, 2020, we had accepted subscriptions for, and issued 8,161,936 shares, net of redemptions, of our Class A common stock, including 408,282 shares issued pursuant to our distribution reinvestment plan and stock distributions, and 457,245 shares, net of redemptions, of our Class T common stock, including 18,227 shares issued pursuant to our distribution reinvestment plan and stock distributions resulting in gross proceeds of $84,967,000. We intend to use the net proceeds from initial and follow-on public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of commencement of our follow-on offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Impact of the COVID-19 Pandemic

Our business could be materially and adversely affected by the outbreak of a health epidemic or pandemic, including the coronavirus, particularly to the extent and degree to which the outbreak affects the U.S., state and local economies. Our revenues consist primarily of rental income and other tenant reimbursements derived from tenants of our commercial real estate properties. The effects of the COVID-19 coronavirus and other adverse public health developments could materially affect the financial viability of our tenants and their ability to pay rent. While it is premature to accurately predict the ultimate impact of these developments, our results for the quarter ended March 31, 2020 have not been significantly impacted; however, we do expect to be impacted with potentially continuing and possibly adverse impacts beyond March 31, 2020.

Our operations could be disrupted if any of our employees, employees of our vendors and business partners or employees of our tenants were to contract or be suspected of having any strain of flu or a coronavirus, since this could require us or vendors and business partners and tenants to quarantine some or all of any affected employees and or disinfect affected workspaces. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on the operations of our business and the operations of our tenants’ businesses. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or public health risk may adversely affect the business and operating results of our tenants and by extension affect our business and operating and results.

Our collections as of June 2, 2020 of tenant rents, reimbursements and other income billed for the months of April and May 2020 were as follows:

Property type	April 2020	May 2020

Retail	89.6%	94.0%
Flex	99.6%	94.3%
Office	99.3%	95.9%
Total	98.6%	95.7%

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

Our Investments

As of March 31, 2020, our investments in real estate assets consist of ten properties listed below and a 2.47% ownership interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE interest. We also own 700,302 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	84%	$586	$12.80	$12.81
Richardson Tech Center	Flex/R&D	Dallas	96,660	68%	526	8.02	8.03
Spectrum	Office	San Antonio	175,390	85%	5,598	37.40	37.12
11211 Katy Freeway	Office	Houston	78,642	63%	805	16.21	16.19
1400 Broadfield	Office	Houston	102,893	74%	1,603	21.17	20.90
16420 Park Ten Place	Office	Houston	83,760	56%	970	20.67	19.63
Willowbrook Building	Office	Houston	67,581	38%	454	17.84	17.32
Timberway II	Office	Houston	130,828	69%	1,846	20.36	20.19
One Park Ten	Office	Houston	34,089	35%	242	20.54	20.48
Two Park Ten	Office	Houston	57,126	86%	1,076	21.87	21.23
Grand Total			881,215	69%	$13,706	$22.45	$22.17

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates other than as set forth in the Annual Report for the year ended December 31, 2019.  See Note 2 to our consolidated financial statements in this Quarterly Report for a discussion of our currently adopted accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2020 versus March 31, 2019.

As of March 31, 2020 we owned 10 properties comprising approximately of 881,215 square feet. We own a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE interest. We own 700,302 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the three months ended March 31, 2020 and 2019. For purposes of the following discussion, Village Pointe, Richardson Tech Center, Spectrum and 11211 Katy Freeway properties are considered Same Store properties.

Net operating income (property revenues minus property expenses), or “NOI,” a non-GAAP measure, the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate. Set forth below is a reconciliation of NOI to net loss.

(in thousands)	Three months ended
	2020	2019	Change
Same Store
Total revenues	$1,729	$1,582	$147
Property operating expenses	600	643	(43)
Asset management fees	63	62	1
Real estate taxes and insurance	252	228	24
General and administrative	64	65	(1)
Same Store NOI	$750	$584	$166

Reconciliation of Net loss to Same Store NOI

Net loss	$(438)	$(261)	$(177)
Net loss from properties purchased in Q4 2019	(431)	—	(431)
General and administrative	131	69	62
Organization and offering costs	16	2	14
Depreciation and amortization	1,462	636	826
Interest expense	242	185	57
Interest and dividend income	(232)	(47)	(185)
Same Store NOI	$750	$584	$166

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2020 and 2019 we had total same store rental revenues and tenant reimbursements of $1,729,000 and $1,582,000, respectively. The increase is primarily attributable to increase in tenant reimbursements.

Property Operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and property management fees. For the three months ended March 31, 2020 and 2019, we had same store property operating expenses of $600,000 and $643,000, respectively, mainly due to the decrease in the bad debt expense, electricity expenses and other contractor services.

Asset management fees – We pay asset management fees to our advisor in connection with the management of our properties. Asset management fees to our advisor were $63,000 and $62,000 for the three months ended March 31, 2020 and 2019, respectively.

Real estate taxes and insurance – Same store real estate taxes and insurance were $252,000 and $228,000 for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily attributable to increased real estate taxes for 11211 Katy since it was purchased on January 10, 2019.
Depreciation and amortization – Depreciation and amortization were $1,462,000 and $636,000 for the three months ended March 31, 2020 and 2019 respectively. Depreciation and amortization increased due to an increase for in-place lease value intangible amortization and due to additional properties acquired in the fourth quarter of 2019.

General and administrative expenses - Same Store General and administrative expenses were $64,000 and $65,000 for the three months ended March 31, 2020 and 2019 respectively.

Net loss – We generated a net loss of $438,000 and $261,000 for the three months ended March 31, 2020 and 2019, respectively. The increase in net loss is primarily attributable to increase in property operating expenses and depreciation and amortization.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2020 and 2019 and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands:

	Three Months Ended March 31,
	2020	2019
Net loss	$(438)	$(261)
Depreciation and amortization of real estate assets	1,462	636
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	136	306
Funds from operations (FFO)	1,160	681
Organization and offering costs	16	2
Modified funds from operations (MFFO)	$1,176	$683

(1)For the three months ended March 31, 2020 and 2019, Hartman SPE, LLC had a net loss of $989,000 and $7,453,000, respectively, depreciation and amortization expense of $6,491,000 and $6,450,000, respectively, and FFO of $5,502,000 and $6,443,000. The Company's weighted average ownership interest in Hartman SPE, LLC for the three months ended March 31, 2020 and 2019 was 2.47% and 4.75%, respectively.

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through March 31, 2020:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27,000	19,000	46,000
Second Quarter 2017	$62,000	72,000	134,000
Third Quarter 2017	$105,000	115,000	220,000
Fourth Quarter 2017	$127,000	162,000	289,000
First Quarter 2018	$154,000	192,000	346,000
Second Quarter 2018	$182,000	245,000	427,000
Third Quarter 2018	$215,000	293,000	508,000
Fourth Quarter 2018	$237,000	345,000	582,000
First Quarter 2019	$305,000	388,000	693,000
Second Quarter 2019	$388,000	484,000	872,000
Third Quarter 2019	$499,000	646,000	1,145,000
Fourth Quarter 2019	$746,000	629,000	1,375,000
First Quarter 2020	$771,000	543,000	1,314,000
Total	$3,818,000	4,133,000	7,951,000

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the three months ended March 31, 2020, we paid aggregate distributions of $1,314,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash used in operating activities was $1,184,000, our net loss was $438,000 and our FFO was $1,160,000. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to March 31, 2020, we paid aggregate distributions of $7,951,000, including stock distributions and distributions paid in shares of common stock pursuant to or distribution reinvestment plan. During this period, cash used in operating activities was $706,000, our net loss was $4,401,000 and our FFO was $4,631,000. No portion of our distributions for the period from inception to March 31, 2020 were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of March 31, 2020, we had accepted investors’ subscriptions for, and issued, 8,161,936 shares, net of redemptions, of our Class A common stock and 457,245 shares, net of redemptions, of our Class T common stock in our initial public offering, including 408,282 Class A shares and 18,227 Class T shares issued pursuant to our distribution reinvestment plan and stock distributions, resulting in aggregate gross offering proceeds of $84,967,000.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2020, our outstanding secured debt is $24,621,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of March 31, 2020, we had operations from ten commercial real estate properties and investments in unconsolidated real estate entities. During the three months ended March 31, 2020, net cash used in operating activities was $1,184,000 versus $459,000 net cash provided by operating activities for the three months ended March 31, 2019. The decrease in cash provided by operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was primarily due to a decrease of $1,916,000 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, net cash used in investing activities was $4,479,000 versus $4,382,000 for the three months ended March 31, 2019. The increase in cash used in investing activities for the three months ended March 31, 2020 was due to an increase in advances to a related party of $3,800,000 offset by a $3,715,000 decrease in additions to real estate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $5,840,000 versus $602,000 net cash used in financing activities for the three months ended March 31, 2019. Cash flows from financing activities increased due to an increase in proceeds from revolving credit facility of $3,551,000 and due to $0 repayments under revolving credit facilities for the three months ended March 31, 2020 compared to $10,119,000 of repayments for the three months ended March 31, 2019. This increase was offset by a decrease of $7,146,000 in proceeds from issuance of common stock.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2020, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2020, we had notes payable totaling an aggregate principal amount of $24,621,000. For more information on our outstanding indebtedness, see Note 6 (Notes Payable, net) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our Advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K/A for the year ended December 31, 2019 and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended March 31, 2020.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
January 2020	2,262	—	$—
February 2020	5,058	2,262	$11.70
March 2020	—	—	$—
Total	7,320	2,262	$11.70

(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) Pursuant to the share redemption program, we currently redeem shares at NAV most recently determined. Notwithstanding the foregoing, the redemption price for redemptions sought upon a stockholder’s death or disability or upon confinement to a long-term care facility, is available only for stockholders who purchased their shares directly from us or the persons specifically set forth in the share redemption program.

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

In our initial public offering we offered up to $250,000,000 in any combination of shares of our Class A and Class T common stock to the public and up to $19,000,000 in shares of our Class A and Class T common stock to our stockholders pursuant to our distribution reinvestment plan.

Our follow-on offering (File no. 333-232308) was declared effective January 14, 2020. In our follow-on offering, we are offering up to $180,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $5,000,000 in Class A and Class T shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Effective September 7, 2019, the sale price of our Class A and Class T common shares to the public was $13.00 and $12.48 per share, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of Class A and Class T common shares to our shareholders pursuant to the distribution reinvestment plan was $11.70 and $11.23 per share.

Effective May 18, 2020, the sale price of our Class A and Class T common shares to the public is $11.44 and $10.95 per share, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of Class A and Class T common shares to our shareholders pursuant to the distribution reinvestment plan is $10.30 per share.

From our inception through March 31, 2020, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,274	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,394	Actual
Total expenses	$7,668

As of March 31, 2020, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $74,201,000. For the period from inception through March 31, 2020, the ratio of the cost of raising capital to capital raised was approximately 9.02%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of March 31, 2020, we had used $58,397,000 of the net proceeds from our initial public offering, plus debt financing, to purchase ten properties and we had used $8,027,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration statement on Form S-11 (Registration No. 333-207711) filed on May 23, 2016.)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN vREIT XXI, INC.

Date:  June 8, 2020

               By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:  June 8, 2020

              By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)