Form 10-Q
period 2020-06-30
Hartman vREIT XXI, Inc.
filed 2020-08-14
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020 there were 8,714,364 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate assets, at cost	$79,001	$77,173
Accumulated depreciation and amortization	(7,750)	(4,691)
Real estate assets, net	71,251	72,482
Cash and cash equivalents	750	133
Restricted cash	76	278
Note receivable - related party	8,200	4,400
Investment in unconsolidated entities	8,027	8,027
Deferred lease commissions, net	635	314
Accrued rent and accounts receivable, net	1,064	964
Prepaid expenses and other assets	431	573
Acquisition deposits	1,862	1,850
Due from related parties	2,437	550
Total assets	$94,733	$89,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$26,336	$18,317
Accounts payable and accrued expenses	3,137	4,003
Tenants' security deposits	569	646
Total liabilities	30,042	22,966

Commitments and contingencies

Special limited partnership interests	1	1

Stockholders' equity:
Common stock, Class A, $0.01 par value, 850,000,000 shares authorized, 8,231,164 and 8,057,390 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	82	80
Common stock, Class T, $0.01 par value, 50,000,000 shares authorized, 463,988 shares and 454,256 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	79,423	77,573
Accumulated distributions and net loss	(14,820)	(11,054)
Total stockholders' equity	64,690	66,604
Total liabilities and total equity	$94,733	$89,571

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenues	$3,002	$1,361	$6,039	$2,765
Tenant reimbursements and other revenues	221	160	553	338
Total revenues	3,223	1,521	6,592	3,103

Expenses (income)
Property operating expenses	1,227	582	2,561	1,224
Asset management fees	144	63	288	125
Organization and offering costs	70	65	86	67
Real estate taxes and insurance	647	243	1,216	471
Depreciation and amortization	1,597	717	3,059	1,353
General and administrative	204	76	476	210
Interest expense	242	117	484	303
Interest and dividend income	(327)	(95)	(559)	(142)
Total expenses, net	3,804	1,768	7,611	3,611

Net loss	$(581)	$(247)	$(1,019)	$(508)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.07)	$(0.05)	$(0.12)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	8,661	5,072	8,617	4,501

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at March 31, 2019	4,569	$46	$41,413	$(6,722)	$34,737
Issuance of common shares	1,275	12	12,533	—	12,545
Redemptions	(10)	—	(93)	—	(93)
Selling commissions	—	—	(860)	—	(860)
Dividends and distributions (stock)	—	—	—	(185)	(185)
Dividends and distributions (DRP)	—	—	—	(350)	(350)
Dividends and distributions (cash)	—	—	—	(416)	(416)
Net loss	—	—	—	(247)	(247)
Balance at June 30, 2019	5,834	$58	$52,993	$(7,920)	$45,131

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at March 31, 2020	8,619	$86	$78,719	$(12,856)	$65,949
Issuance of common shares	81	1	816	—	817
Redemptions	(5)	—	(59)	—	(59)
Selling commissions	—	—	(53)	—	(53)
Dividends and distributions (DRP)	—	—	—	(600)	(600)
Dividends and distributions (cash)	—	—	—	(783)	(783)
Net loss	—	—	—	(581)	(581)
Balance at June 30, 2020	8,695	$87	$79,423	$(14,820)	$64,690

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2018	3,721	$37	$34,004	$(5,724)	$28,317
Issuance of common shares	2,123	21	20,615	—	20,636
Redemptions	(10)	—	(93)	—	(93)
Selling commissions	—	—	(1,533)	—	(1,533)
Dividends and distributions (stock)	—	—	—	(333)	(333)
Dividends and distributions (DRP)	—	—	—	(610)	(610)
Dividends and distributions (cash)	—	—	—	(745)	(745)
Net loss	—	—	—	(508)	(508)
Balance at June 30, 2019	5,834	$58	$52,993	$(7,920)	$45,131

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	190	2	2,078	—	2,080
Redemptions	(7)	—	(85)	—	(85)
Selling commissions	—	—	(143)	—	(143)
Dividends and distributions (DRP)	—	—	—	(1,190)	(1,190)
Dividends and distributions (cash)	—	—	—	(1,557)	(1,557)
Net loss	—	—	—	(1,019)	(1,019)
Balance at June 30, 2020	8,695	$87	$79,423	$(14,820)	$64,690
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,019)	$(508)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	13	12
Depreciation and amortization	3,059	1,353
Deferred loan and lease commission costs amortization	143	61
Bad debt provision (recovery), net	75	(13)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(175)	(97)
Deferred lease commissions	(379)	(73)
Prepaid expenses and other assets	269	(69)
Accounts payable and accrued expenses	(1,259)	78
Due to/from related parties	(1,887)	549
Tenants' security deposits	(77)	4
Net cash (used in) provided by operating activities	(1,237)	1,297
Cash flows from investing activities:
Acquisition deposit	(12)	—
Additions to real estate	(1,828)	(5,052)
Note receivable - related party	(3,800)	—
Net cash used in investing activities	(5,640)	(5,052)
Cash flows from financing activities:
Proceeds from issuance of common stock	780	20,014
Payment of redemption of common stock	(85)	(93)
Dividends and distributions paid in cash	(1,561)	(693)
Payment of selling commissions	(143)	(1,533)
Borrowings under insurance premium finance note	367	—
Deferred loan costs paid	(192)	(20)
Escrowed investor proceeds	—	(394)
Subscriptions for common stock	—	394
Proceeds from revolving credit facility	8,601	2,550
Repayments under revolving credit facility	(475)	(10,819)
Net cash provided by financing activities	7,292	9,406

Net change in cash and cash equivalents and restricted cash	415	5,651
Cash and cash equivalents and restricted cash, beginning of period	411	5,992
Cash and cash equivalents and restricted cash, end of period	$826	$11,643

Supplemental cash flow information:
Cash paid for interest	$380	$251
Supplemental disclosures of non-cash investing and financing activities:
Increase in distributions payable	$42	$70
Distributions paid in stock	$1,148	$873

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
As of June 30, 2020, the Company had accepted investors' subscriptions for, and issued 8,695,152 shares, net of redemptions, of its Class A and Class T common stock in its initial public offering, including 488,617 shares issued as stock distributions and pursuant to its distribution reinvestment plan, resulting in gross proceeds of $85,739,032.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date.  The unaudited consolidated financial statements as of June 30, 2020, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the consolidated financial position of the Company as of June 30, 2020, and the results of its consolidated operations for the three and six months ended June 30, 2020 and 2019, the consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.  The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of June 30, 2020 and December 31, 2019 consisted of demand deposits at commercial banks.
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

Impairment

The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of June 30, 2020.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of June 30, 2020 and December 31, 2019, the Company had $431,000 and $573,000, respectively in prepaid expenses and other assets.

Acquisition Deposits

Acquisition deposits represent funds placed in escrow or advanced to a seller of property which the Company acquire. As of June 30, 2020 and December 31, 2019, the Company had acquisition deposits of $1,862,000 and $1,850,000, respectively, which are included in the consolidated balance sheets.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Organization and Offering Costs

As of June 30, 2020, total organization and offering costs incurred for the Offering amounted to $1,464,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and six months ended June 30, 2020 and 2019, such costs totaled $70,000,and $65,000, and $86,000 and $67,000, respectively.

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
For the three months ended June 30, 2020 and 2019, the Company had net loss of $581,000 and $247,000, respectively. For the six months ended June 30, 2020 and 2019, the Company had net loss of $1,019,000 and $508,000, respectively. The Company does anticipate forming a taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected.  Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of June 30, 2020 and December 31, 2019, respectively.

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 11.  For the three and six months ended June 30, 2020 and 2019, there were no common shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2020 and 2019.

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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents more than 10% of total annualized rental revenue for the six months ended June 30, 2020 and 2019, respectively.
Reclassification
Certain items in the comparative consolidated financial statements have been reclassified to conform to the presentation adopted in the current period. The Consolidated Statement of Cash Flows presented for the six months ended June 30, 2019 was adjusted to present cash and cash equivalents and restricted cash, as restricted cash was previously reported as part of prepaid expenses and other assets.

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

Note 3 – Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2020	December 31, 2019
Land	$16,816	$16,816
Buildings and improvements	54,708	52,880
In-place lease value intangible	7,477	7,477
	79,001	77,173
Less accumulated depreciation and amortization	(7,750)	(4,691)
Total real estate assets, net	$71,251	$72,482

Depreciation expense for the three months ended June 30, 2020 and 2019 was $944,000 and $298,000, respectively and $1,783,000 and $526,000 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense for the three months ended June 30, 2020 and 2019 was $653,000 and $419,000, respectively and $1,276,000 and $827,000 for the six months ended June 30, 2020 and 2019, respectively.

The Company identifies and records the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above- and below-market leases. Acquired lease

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
intangibles are amortized over the leases' remaining terms. With respect to all properties owned by the Company, the Company considers all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	June 30, 2020	December 31, 2019
In-place lease value intangible	$7,477	$7,477
In-place leases – accumulated amortization	(3,719)	(2,443)
Acquired in-place lease intangible assets, net	$3,758	$5,034

Acquisition fees incurred were $0 for the three months ended June 30, 2020 and 2019, respectively and $0 and $124,000 for the six months ended June 30, 2020 and 2019, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $144,000 and $63,000 for the three months ended June 30, 2020 and 2019, respectively and $288,000 and $125,000 for the six months ended June 30, 2020 and 2019, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

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

The Company's investment in Hartman SPE, LLC and Hartman Short Term Income Properties XX, Inc. is stated at cost and accounted for under the cost method. The aggregate carrying amount for cost method investments that the Company did not evaluate for impairment is $8,027,000. The fair value of the Company's cost method investments is not estimated because there are no identified events or changes in circumstances that may have a significant adverse effect of the fair values of the investments. The Company did not receive any distributions from Hartman SPE, LLC for the six months ended June 30, 2020 and 2019. For the three months ended June 30, 2020 and 2019, the Company recognized dividend income of $122,000 and $82,000, respectively, and for the six months ended June 30, 2020 and 2019, the Company recognized dividend income of $245,000 and $123,000, respectively, from Hartman Short Term Income Properties XX, Inc.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2020	December 31, 2019
Tenant receivables	$596	$714
Accrued rent	615	322
Allowance for uncollectible accounts	(147)	(72)
Accrued rents and accounts receivable, net	$1,064	$964

As of June 30, 2020 and December 31, 2019, the Company had an allowance for uncollectible accounts of $147,000 and $72,000, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness.  For the three months ended June 30, 2020 and 2019, the Company recorded bad debt (recovery) expense in the amount of $53,000 and $(35,000), respectively and $75,000 and $(13,000) for the six months ended June 30, 2020 and 2019, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at June 30, 2020 is as follows, in thousands:

June 30,	Minimum Future Rents
2021	$11,114
2022	8,253
2023	5,968
2024	4,590
2025	2,202
Thereafter	1,189
Total	$33,316

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net, in thousands:

Property/Facility	Current Maturity	Rate (1)	June 30, 2020	December 31, 2019
Richardson Tech Center (2)	March 2021	L + 275bps	$2,520	$2,520
Master Credit Facility Agreement - EWB (3)	December 2021	P - 50bps	19,500	16,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50bps	4,626	—
			26,646	18,520
Less unamortized loan costs			(310)	(203)
			$26,336	$18,317
(1) One-month LIBOR ("L"); Prime ("P")

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) Payable in monthly installments of interest only until the maturity date. The interest rate as of June 30, 2020 was 2.91%.

(3)The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of June 30, 2020 the MCFA is secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of June 30, 2020 was 2.75%. The outstanding balance under the MCFA was $19,500,000 as of June 30, 2020 and the amount available to be borrowed was $500,000.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The credit agreement matures on March 9, 2023. The initial interest rate and the interest rate as of June 30, 2020 was 2.75%. After the initial interest period, the interest rate resets to Prime minus 50 basis points. The outstanding balance under the MCFA II was $4,626,000 as of June 30, 2020 and the amount available to be borrowed was $9,299,000.

The Company was in compliance with all loan covenants as of June 30, 2020.

Interest expense for the three months ended June 30, 2020 and 2019 was $242,000 and $117,000, respectively, including $42,000 and $26,000 of deferred loan cost amortization. Interest expense for the six months ended June 30, 2020 and 2019 was $484,000 and $303,000 respectively, including $85,000 and $52,000 of deferred loan cost amortization. Unamortized deferred loan costs were $310,000 and $203,000 as of June 30, 2020 and December 31, 2019, respectively. Interest expense of $80,000 and $61,000 was payable as of June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 were earned by the Advisor for the three months ended June 30, 2020 and 2019, respectively and $0 and $124,000 were earned by the Advisor for the six months ended June 30, 2020 and 2019, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by the Advisor for the six months ended June 30, 2020 and 2019.

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

On November 1, 2019, the Company issued an unsecured promissory note to Hartman Short Term Income Properties XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $8,200,000 and $4,400,000 as of June 30, 2020 and December 31, 2019, respectively. The maturity date of the note is October 31, 2021.

For the three months ended June 30, 2020 and 2019, the Company incurred property management fees and reimbursable costs of $335,000 and $176,000, respectively, payable to the Property Manager and asset management fees of $144,000 and $63,000, respectively, payable to the Advisor. For the six months ended June 30, 2020 and

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2019, the Company incurred property management fees and reimbursable costs of $669,000 and $349,000, respectively, payable to the Property manager and asset management fees of $288,000 and $125,000, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended June 30, 2020 and 2019, the Company incurred construction management fees of $56,000 and $31,000, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred construction management fees of $84,000 and $41,000, respectively. For the three months ended June 30, 2020 and 2019, the Company incurred $55,000 and $65,000, respectively for leasing commissions. For the six months ended June 30, 2020 and 2019, the Company incurred $379,000 and $73,000 for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

As of June 30, 2020, the Company had $71,000 due to the Advisor, $2,762,000 due from Hartman Short Term Income Properties XX, Inc., $276,000 due to the Property Manager, and $22,000 due from other Hartman affiliates. As of December 31, 2019, the Company had $106,000 due to the Advisor, $417,000 due from Hartman Short Term Income Properties XX, Inc., $229,000 due from the Property Manager, and $10,000 due from other Hartman affiliates.

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders (in thousands)	$(581)	$(247)	$(1,019)	$(508)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,661	5,072	8,617	4,501
Basic loss per common share	$(0.07)	$(0.05)	$(0.12)	$(0.11)

Note 10 – Stockholders’ Equity

Under the Charter, the Company has the authority to issue 900,000,000 shares of common stock, $0.01 per share par value, and 50,000,000 shares of preferred stock with a par value of $0.01 per share.  The Company’s board of directors is authorized to amend the Charter, without the approval of the Company’s stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2020, 850,000,000 shares were classifed and designated as Class A common stock and 50,000,000 shares were classifed and desingated as Class T commont stock.

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of July 23, 2020, the Company has the authority to issue 270,000,000 shares classified and designated as Class A common stock, 280,000,000 shares classified and designated as Class S common stock, 280,000,000 shares classified and designated as Class I common stock, and 70,000,000 shares classified and designated as Class T commont stock. The additional share classes have been included in an amendment to the

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Common Stock

Shares of all classes of common stock entitle the holders to one vote per share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. No classified or designated class of common stock has any preferences or preemptive conversion or exchange rights.

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

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three and six months ended June 30, 2020 and 2019, the Company granted 625 and 625 shares and 1,250 and 1,250 shares respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $6,000 and $6,000 and $13,000 and $12,000 as stock-based compensation expense for the three and six months ended June 30, 2020 and 2019, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through June 30, 2020:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27,000	$19,000	$46,000
Second Quarter 2017	62,000	72,000	134,000
Third Quarter 2017	105,000	115,000	220,000
Fourth Quarter 2017	127,000	162,000	289,000
First Quarter 2018	154,000	192,000	346,000
Second Quarter 2018	182,000	245,000	427,000
Third Quarter 2018	215,000	293,000	508,000
Fourth Quarter 2018	237,000	345,000	582,000
First Quarter 2019	305,000	388,000	693,000
Second Quarter 2019	388,000	484,000	872,000
Third Quarter 2019	499,000	646,000	1,145,000
Fourth Quarter 2019	746,000	629,000	1,375,000
First Quarter 2020	771,000	543,000	1,314,000
Second Quarter 2020	790,000	605,000	1,395,000
Total	$4,608,000	$4,738,000	$9,346,000

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 11 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Independent Directors Compensation Plan for the six months ended June 30, 2020 and 2019, respectively, consisted of 1,250 and 1,250 restricted, Class A common shares to our independent directors, valued at $10.30 and $10.00 per share based on the Offering price.  The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

Note 12 — Special Limited Partnership Interest

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

Note 13 – Commitments and Contingencies
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

Note 14 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that no events have occurred, other than as disclosed hereinabove, that would require adjustments to our disclosures in these consolidated financial statements.

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

•the continuing adverse impact of the novel coronavirus (“COVID-19”) on the U.S.and Texas economies and our financial condition and results of operations;
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

As of June 30, 2020, we had accepted subscriptions for, and issued 8,231,164 shares, net of redemptions, of our Class A common stock, including 467,815 shares issued pursuant to our distribution reinvestment plan and stock distributions, and 463,988 shares, net of redemptions, of our Class T common stock, including 20,802 shares issued pursuant to our distribution reinvestment plan and stock distributions resulting in gross proceeds of $85,739,032. We intend to use the net proceeds from initial and follow-on public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of commencement of our follow-on offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Impact of the COVID-19 Pandemic

The corona virus, or COVID-19, pandemic, has caused and continues to cause significant disruptions to the United States and the Texas economy. The effects of COVID-19 and other adverse public health developments continue to effect and, in some instances, have materially affected the operational and financial viability of several our tenants.

We continue to carefully monitor the impact of the COVID-19 pandemic and its impact on our business. We are following guidelines established by the Centers for Disease Control and orders issued by the State of Texas and local governments where we operate. We have taken steps to safeguard our business and personnel from COVID-19, including among other initiatives, implementing non-essential travel restrictions and facilitating telecommuting arrangements for our personnel.

We are working closely with our tenants to facilitate their on-going operations or re-opening of their operations, safely and in accordance with guidelines issued by state and local governments. When we have learned of a confirmed case of COVID-19 involving an individual known to have been in one of our properties, we have promptly taken steps in cooperation with our tenants and vendors to disinfect and sanitize the affected areas and all common areas in the affected building or property.

To date, the effect of the COVID-19 pandemic on our business and financial condition has been moderate. Substantially all our revenue is generated through the receipt of rental and other tenant reimbursement payments from our tenants. Tenant collections by property type, beginning in April, are presented in the table below. Tenant collections have met or exceeded our expectations given the economic disruption of the local economies in which our tenants operate. We have adequate capital reserves for on-going commission costs associated with new and renewal leases as well as tenant improvements and other capital costs.

The future impact of the COVID-19 pandemic on our operations and financial condition will however depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact and effects of the pandemic, and the direct and indirect economic effects of the pandemic and containment measures. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

Our collections of tenant rents, reimbursements and other income billed for the months of April, May, June and July 2020 were as follows:

Property type	April 2020	May 2020	June 2020	July 2020

Retail	89.6%	94.0%	96.9%	98.3%
Flex	99.6%	98.7%	86.8%	90.9%
Office	99.4%	98.9%	99.3%	92.3%
Total	98.7%	98.5%	98.5%	92.7%

Collections for April and May 2020 are as of June 30, 2020. Collections for June 2020 are as of July 27, 2020. Collections for July 2020 are as of August 7, 2020.

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

Our Investments

As of June 30, 2020, our investments in real estate assets consist of ten properties listed below and a 2.47% ownership interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE interest. We also own 700,302 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$599	$13.93	$13.70
Richardson Tech Center	Flex/R&D	Dallas	96,660	65%	518	8.24	8.20
Spectrum	Office	San Antonio	175,390	85%	5,607	37.46	37.14
11211 Katy Freeway	Office	Houston	78,642	53%	639	15.46	15.39
1400 Broadfield	Office	Houston	102,893	67%	1,368	19.74	19.28
16420 Park Ten Place	Office	Houston	83,760	48%	939	23.48	21.43
Willowbrook Building	Office	Houston	67,581	35%	510	21.64	20.38
Timberway II	Office	Houston	130,828	69%	1,833	20.44	19.89
One Park Ten	Office	Houston	34,089	42%	288	19.86	19.74
Two Park Ten	Office	Houston	57,126	83%	1,048	22.12	21.41
Grand Total			881,215	66%	$13,349	$22.97	$22.46

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2020 versus June 30, 2019.

As of June 30, 2020 and June 30, 2019, we owned 10 and 4 properties comprising approximately 881,215 and 404,938 square feet, respectively. As of June 30, 2020 and 2019, we owned a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. As of June 30, 2020 and 2019, we owned 700,302 common shares of an affiliate, Hartman Short Term Income Properties, XX, Inc.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the six months ended June 30, 2020 and 2019. For purposes of the following discussion, Village Pointe, Richardson Tech Center, Spectrum and 11211 Katy Freeway properties are considered Same Store properties.

Net operating income (property revenues minus property expenses), or “NOI,” is the measure used by management to assess property performance. NOI is not a measure of operating income or cash flows from operating activities as measured by accounting principles generally accepted in the United States, or “GAAP,” and is not indicative of cash available to fund cash needs. As a result, NOI should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate NOI in the same manner. We consider NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the operating results of our real estate. Set forth below is a reconciliation of NOI to net loss.

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Same Store
Total revenues	$1,577	$1,521	$56	$3,306	$3,103	$203
Property operating expenses	590	582	8	1,190	1,224	(34)
Asset management fees	63	63	—	126	125	1
Real estate taxes and insurance	290	243	47	542	471	71
General and administrative	54	46	8	118	111	7
Same Store NOI	$580	$587	$(7)	$1,330	$1,172	$158

Reconciliation of Net loss to Same Store NOI

Net loss	$(581)	$(247)	$(334)	$(1,019)	$(508)	$(511)
Net loss from properties purchased in Q4 2019	(510)	—	(510)	(941)	—	(941)
General and administrative	89	30	59	220	99	121
Organization and offering costs	70	65	5	86	67	19
Depreciation and amortization	1,597	717	880	3,059	1,353	1,706
Interest expense	242	117	125	484	303	181
Interest and dividend income	(327)	(95)	(232)	(559)	(142)	(417)
Same Store NOI	$580	$587	$(7)	$1,330	$1,172	$158

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended June 30, 2020 and 2019, respectively we had total same store rental revenues and tenant reimbursements of $1,577,000 and $1,521,000, respectively . For the six months ended June 30, 2020 and 2019, respectively we had total same store rental revenues and tenant reimbursements of $3,306,000 and $3,103,000, respectively. The increase is primarily attributable to increase in tenant reimbursements.

Property Operating expenses – Property operating expenses consists of labor, contract services, repairs and maintenance, utilities and management fees. For the three months ended June 30, 2020 and 2019, we had same store property operating expenses of $590,000 and $582,000, respectively. For the six months ended June 30, 2020 and 2019, we had same store property operating expenses of $1,190,000 and $1,224,000, respectively. The decrease in same store property operating expenses is due to a total decrease in water, electricity and other contract services expenses of $119,000, offset by increase in bad debt expense of $75,000.

Asset management fees – We pay asset management fees to our advisor in connection with the management of our properties. Same store asset management fees to our advisor were $63,000 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, we paid $126,000 and $125,000 towards same store asset management fees.

Real estate taxes and insurance – Same store real estate taxes and insurance were $290,000 and $243,000 for the three months ended June 30, 2020 and 2019, respectively. Same store real estate taxes and insurance were $542,000 and $471,000 for the six months ended June 30, 2020 and 2019, respectively. The increase is attributable to a substantial increase in insurance premiums effective in the second quarter of 2020.
Depreciation and amortization – Depreciation and amortization were $1,597,000 and $717,000 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, depreciation and amortization were $3,059,000 and $1,353,000, respectively. Depreciation and amortization increased due to an increase for in-place lease value intangible amortization and due to additional properties acquired in the fourth quarter of 2019.

General and administrative expenses - Same store general and administrative expenses were $54,000 and $46,000 for the three months ended June 30, 2020 and 2019, respectively. Same store general and administrative expenses were $118,000 and $111,000 for the six months ended June 30, 2020 and 2019, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation.

Net loss – For the three months ended June 30, 2020 and 2019, respectively, we generated a net loss $581,000 and $247,000. We generated a net loss of $1,019,000 and $508,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in net loss is primarily attributable to the six new properties purchased in the fourth quarter of 2019.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2020 and 2019 and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(581)	$(247)	$(1,019)	$(508)
Depreciation and amortization of real estate assets	1,597	717	3,059	1,353
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	261	120	397	407
Funds from operations (FFO)	1,277	590	2,437	1,252
Organization and offering costs	70	65	86	67
Modified funds from operations (MFFO)	$1,347	$655	$2,523	$1,319

Hartman SPE, LLC (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (loss)	$4,292	$(1,236)	$3,303	$(1,244)
Depreciation and amortization expense	$6,268	$6,081	$12,759	$12,531
FFO	$10,560	$4,845	$16,062	$11,287

Weighted average ownership	2.47%	2.47%	2.47%	3.61%

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through June 30, 2020:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27,000	$19,000	$46,000
Second Quarter 2017	$62,000	$72,000	$134,000
Third Quarter 2017	$105,000	$115,000	$220,000
Fourth Quarter 2017	$127,000	$162,000	$289,000
First Quarter 2018	$154,000	$192,000	$346,000
Second Quarter 2018	$182,000	$245,000	$427,000
Third Quarter 2018	$215,000	$293,000	$508,000
Fourth Quarter 2018	$237,000	$345,000	$582,000
First Quarter 2019	$305,000	$388,000	$693,000
Second Quarter 2019	$388,000	$484,000	$872,000
Third Quarter 2019	$499,000	$646,000	$1,145,000
Fourth Quarter 2019	$746,000	$629,000	$1,375,000
First Quarter 2020	$771,000	$543,000	$1,314,000
Second Quarter 2020	$790,000	$605,000	$1,395,000
Total	$4,608,000	$4,738,000	$9,346,000

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the six months ended June 30, 2020, we paid aggregate distributions of $2,709,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash used in operating activities was $1,237,000, our net loss was $1,019,000 and our FFO was $2,437,000. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to June 30, 2020, we paid aggregate distributions of $9,346,000, including stock distributions and distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During this period, cash used in operating activities was $1,943,000, our net loss was $4,982,000 and our FFO was $5,908,000. No portion of our distributions for the period from inception to June 30, 2020 were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of June 30, 2020, we had accepted investors’ subscriptions for, and issued, 8,231,164 shares, net of redemptions, of our Class A common stock and 463,988 shares, net of redemptions, of our Class T common stock in our initial public offering, including 467,815 Class A shares and 20,802 Class T shares issued pursuant to our distribution reinvestment plan and stock distributions, resulting in aggregate gross offering proceeds of $85,739,032.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2020, our outstanding secured debt is $26,646,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests.  Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital.  As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of June 30, 2020 and June 30, 2019, we had operations from ten and four commercial real estate properties and investments in unconsolidated real estate entities. During the six months ended June 30, 2020, net cash used in operating activities was $1,237,000 versus $1,297,000 net cash provided by operating activities for the six months ended June 30, 2019. The decrease in cash provided by operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to a decrease of $2,436,000 in due to/from related parties, decrease in accounts payable and accrued expenses of $1,337,000, offset by increase in depreciation and amortization of $1,706,000.

Cash Flows from Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $5,640,000 versus $5,052,000 for the six months ended June 30, 2019. The increase in cash used in investing activities for the six months ended June 30, 2020 was due to an increase in advances to a related party of $3,800,000 offset by a $3,224,000 decrease in additions to real estate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $7,292,000 versus $9,406,000 net cash provided by financing activities for the six months ended June 30, 2019. Cash flows from financing activities decreased mainly due to a decrease of $19,234,000 in proceeds from issuance of common stock, offset by an increase in proceeds from revolving credit facility of $6,051,000 and a decrease in repayments under revolving credit facility of $10,344,000 for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2020, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2020, we had notes payable totaling an aggregate principal amount of $26,646,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable, net) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our Advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K/A for the year ended December 31, 2019 and Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

The outbreak of the novel coronavirus, COVID-19, has caused and could continue to cause severe disruptions in the United States as well as Texas state and local economies and could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to the United States economy as well as the economies of the State of Texas and major Texas communities and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain cities where we own properties and/or have development sites, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The future impact of the COVID-19 pandemic on our operations and financial condition will however depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain or mitigate the impact and effects of the pandemic, and the direct and indirect economic effects of the pandemic and containment measures. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•failure of our tenants to perform tenant obligations under our leases including but not limited to timely payment of rent and other charges;
•the disruptive impact on tenant personnel resources, which could hinder our ability to renew expiring leases, initiate or complete tenant build-out and construction projects and otherwise interfere with our tenant relationships;
•disruptions in the supply of materials or products or the inability of contractors to perform on timely basis tenant improvement construction or other construction and development;
•a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to continue growing our portfolio of properties;
•the likelihood that the impact of COVID-19 could result in an event or change in circumstances that results in an impairment charge in the value of one or more of our properties, which would result in an immediately negative adjustment to our earnings and could have a material adverse effect on our business, financial conditions and results of operations in the period in which the charge takes place;
•uncertainty as to whether business interruption, loss of rental income and/or other associated expenses related to our operations across our portfolio will be covered by our insurance policies, which may increase unreimbursed liabilities; and
•the potential negative impact on the health of our personnel, including our senior management team, particularly if a significant number of our employees or key members of our senior management are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended June 30, 2020.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
April 2020	—	5,058	$11.70
May 2020	2,520	—	$—
June 2020	6,116	—	$—
Total	8,636	5,058	$11.70

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

On May 12, 2020, our board of directors authorized the classification and designation of Class I and Class S common stock. As of July 23, 2020, the Company has the authority to issue 270,000,000 shares classified and designated as Class A common stock, 280,000,000 shares classified and designated as Class S common stock, 280,000,000 shares classified and designated as Class I common stock, and 70,000,000 shares classified and designated as Class T commont stock. The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Effective July 27, 2020, the sale price of our Class A, Class T, Class s and Class I common shares to the public is $11.44, $10.95, $10.67 and $10.30 per share, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.30 per share.

From our inception through June 30, 2020, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,327	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	$1,464	Actual
Total expenses	$7,791

As of June 30, 2020, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $74,250,000. For the period from inception through June 30, 2020, the ratio of the cost of raising capital to capital raised was approximately 9.09%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of June 30, 2020, we had used $56,372,000 of the net proceeds from our initial public offering, plus debt financing, to purchase ten properties and we had used $8,027,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman Short Term Income Properties XX, Inc.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We filed Articles Supplementary to the Third Articles of Amendment and Restatement with the State of Maryland Department of Assessments and Taxation of July 23, 2020.

Item 6.  Exhibits

Exhibit	Description
3.1.1	Articles Supplementary to the Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 12, 2020.
3.1.2
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

Date:  August 13, 2020

               By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:  August 13, 2020

              By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)