Form 10-Q
period 2020-09-30
Hartman vREIT XXI, Inc.
filed 2020-11-12
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020 there were 8,772,628 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Real estate assets, at cost	$79,653	$77,173
Accumulated depreciation and amortization	(9,299)	(4,691)
Real estate assets, net	70,354	72,482
Cash and cash equivalents	406	133
Restricted cash	107	278
Notes receivable - related parties	13,400	4,400
Investment in unconsolidated entities	11,736	8,027
Deferred lease commissions, net	700	314
Accrued rent and accounts receivable, net	1,317	964
Prepaid expenses and other assets	298	573
Acquisition deposits	2,019	1,850
Due from related parties	—	550
Total assets	$100,337	$89,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$33,177	$18,317
Accounts payable and accrued expenses	3,197	4,003
Due to related parties	364	—
Tenants' security deposits	544	646
Total liabilities	37,282	22,966

Commitments and contingencies

Special limited partnership interests	1	1

Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,287,691 and 8,057,390 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	83	80
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 466,482 shares and 454,256 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	79,935	77,573
Accumulated distributions and net loss	(16,969)	(11,054)
Total stockholders' equity	63,054	66,604
Total liabilities and total equity	$100,337	$89,571
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenues	$2,971	$1,367	$9,010	$4,132
Tenant reimbursements and other revenues	166	173	719	511
Total revenues	3,137	1,540	9,729	4,643

Expenses (income)
Property operating expenses	1,314	749	3,875	1,973
Asset management fees	127	63	415	188
Organization and offering costs	39	116	125	183
Real estate taxes and insurance	672	254	1,888	725
Depreciation and amortization	1,549	684	4,608	2,037
General and administrative	286	91	762	301
Interest expense	204	103	688	406
Interest and dividend income	(314)	(180)	(873)	(322)
Total expenses, net	3,877	1,880	11,488	5,491

Net loss	$(740)	$(340)	$(1,759)	$(848)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.08)	$(0.05)	$(0.20)	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	8,727	6,663	8,657	5,228

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2019	5,835	$58	$52,993	$(7,920)	$45,131
Issuance of common shares	2,307	23	22,660	—	22,683
Selling commissions	—	—	(1,656)	—	(1,656)
Dividends and distributions (stock)	—	—	—	(159)	(159)
Dividends and distributions (DRP)	—	—	—	(471)	(471)
Dividends and distributions (cash)	—	—	—	(574)	(574)
Net loss	—	—	—	(340)	(340)
Balance at September 30, 2019	8,142	$81	$73,997	$(9,464)	$64,614

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2020	8,695	$87	$79,423	$(14,820)	$64,690
Issuance of common shares	65	1	604	—	605
Redemptions	(6)	—	(58)	—	(58)
Selling commissions	—	—	(34)	—	(34)
Dividends and distributions (DRP)	—	—	—	(600)	(600)
Dividends and distributions (cash)	—	—	—	(809)	(809)
Net loss	—	—	—	(740)	(740)
Balance at September 30, 2020	8,754	$88	$79,935	$(16,969)	$63,054

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2018	3,721	$37	$34,004	$(5,724)	$28,317
Issuance of common shares	4,431	44	43,275	—	43,319
Redemptions	(10)	—	(93)	—	(93)
Selling commissions	—	—	(3,189)	—	(3,189)
Dividends and distributions (stock)	—	—	—	(493)	(493)
Dividends and distributions (DRP)	—	—	—	(1,080)	(1,080)
Dividends and distributions (cash)	—	—	—	(1,319)	(1,319)
Net loss	—	—	—	(848)	(848)
Balance at September 30, 2019	8,142	$81	$73,997	$(9,464)	$64,614

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	255	3	2,682	—	2,685
Redemptions	(13)	—	(143)	—	(143)
Selling commissions	—	—	(177)	—	(177)
Dividends and distributions (DRP)	—	—	—	(1,790)	(1,790)
Dividends and distributions (cash)	—	—	—	(2,366)	(2,366)
Net loss	—	—	—	(1,759)	(1,759)
Balance at September 30, 2020	8,754	$88	$79,935	$(16,969)	$63,054

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,759)	$(848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	40	19
Depreciation and amortization	4,608	2,037
Deferred loan and lease commission costs amortization	218	93
Bad debt provision (recovery)	69	(39)
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(422)	(110)
Deferred lease commissions	(477)	(119)
Prepaid expenses and other assets	148	(38)
Accounts payable and accrued expenses	(865)	514
Due to/from related parties	914	277
Tenants' security deposits	(102)	21
Net cash provided by operating activities	2,372	1,807
Cash flows from investing activities:
Acquisition deposit	(169)	(743)
Additions to real estate	(2,480)	(5,645)
Notes receivable-related parties	(9,000)	—
Investment in unconsolidated entities	(3,709)	—
Net cash used in investing activities	(15,358)	(6,388)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,034	42,095
Payment of redemption of common stock	(143)	(93)
Distributions paid in cash	(2,359)	(1,191)
Payment of selling commissions	(177)	(3,189)
Deferred loan costs paid	(192)	(20)
Escrowed investor proceeds	—	(118)
Subscriptions for common stock	—	118
Proceeds from revolving credit facility	15,400	2,550
Repayments under revolving credit facility	(475)	(10,819)
Net cash provided by financing activities	13,088	29,333

Net increase in cash and cash equivalents and restricted cash	102	24,752
Cash and cash equivalents and restricted cash, beginning of period	411	5,992
Cash and cash equivalents and restricted cash, end of period	$513	$30,744

Supplemental cash flow information:
Cash paid for interest	$579	$328
Supplemental disclosures of non-cash investing and financing activities:
Increase in distributions payable	$37	$54
Distributions paid in stock	$1,753	$1,518

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
 In its initial public offering, the Company offered to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

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

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2020, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Effective July 27, 2020, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.44, $10.67, $10.30 and $10.95 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.30 per share.

The Company’s board of directors may, in its sole discretion and from time to time, change the price at which the Company offers shares to the public in the primary offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.

The Company’s advisor is Hartman XXI Advisors, LLC (the “Advisor”), a wholly owned subsidiary of Hartman Advisors, LLC. Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor and property manager (“Sponsor” or “Property Manager”). Effective July 1, 2020 Hartman Advisors, LLC and Hartman Income REIT Management, Inc. are wholly-owned subsidiaries of Hartman Short Term Income Properties XX, Inc. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.
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
As of September 30, 2020, the Company had accepted investors' subscriptions for, and issued 8,754,173 shares, net of redemptions, of its Class A and Class T common stock in its initial public offering, including 547,267 shares issued as stock distributions and pursuant to its distribution reinvestment plan, resulting in gross proceeds of $86,349,041.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2019 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of September 30, 2020, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2020, and the results of its consolidated operations for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of demand deposits at commercial banks.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Cash
Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain of our mortgage debt agreements.
Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, accrued rent and accounts receivable, accounts payable and accrued expenses, notes payable, net and balances with related parties.  The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.
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

Allocation of Purchase Price of Acquired Assets

Acquisitions of integrated assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. The Company believes most of its future acquisitions of operating properties will qualify as asset acquisitions.Third party transaction costs, including acquisition fees paid to Advisor, associated with asset acquisitions will be capitalized while internal acquisition costs will continue to be expensed as incurred.

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
In allocating the purchase price of each of the Company’s properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level 3 inputs to to estimate fair value of the acquired properties. Many of these estimates are obtained from independent third-party appraisals. However, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of September 30, 2020.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of September 30, 2020 and December 31, 2019, the Company had $298,000 and $573,000, respectively in prepaid expenses and other assets.

Acquisition Deposits

Acquisition deposits represent funds placed in escrow or advanced to a seller of property which the Company plans to acquire. As of September 30, 2020 and December 31, 2019, the Company had acquisition deposits of $2,019,000 and $1,850,000, respectively, which are included in the consolidated balance sheets.

Organization and Offering Costs
As of September 30, 2020, total organization and offering costs incurred for the Offering amounted to $1,503,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and nine months ended September 30, 2020 and 2019, such costs totaled $39,000 and $116,000, and $125,000 and $183,000, respectively.

Income Taxes
 The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. Prior to qualifying to be taxed as a REIT, the Company is subject to normal federal and state corporation income taxes.
For the three months ended September 30, 2020 and 2019, the Company had net loss of $740,000 and $340,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred a net loss of $1,759,000 and $848,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of September 30, 2020 and December 31, 2019, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities.  The Company’s potentially dilutive securities include special limited partnership interests – see Note 12.  For the three and nine months ended September 30, 2020 and 2019, there were no shares issuable in connection with these potentially dilutive securities.  These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2020 and 2019.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents more than 10% of total annualized rental revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 3 – Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2020	December 31, 2019
Land	$16,816	$16,816
Buildings and improvements	55,360	52,880
In-place lease value intangible	7,477	7,477
	79,653	77,173
Less accumulated depreciation and amortization	(9,299)	(4,691)
Total real estate assets	$70,354	$72,482

Depreciation expense for the three months ended September 30, 2020 and 2019 was $889,000 and $260,000, respectively and $2,673,000 and $786,000 for the nine months ended September 30, 2020 and 2019, respectively. Amortization expenses for the three months ended September 30, 2020 and 2019 was $660,000 and $424,000, respectively, and $1,935,000 and $1,251,000, respectively, for the nine months ended September 30, 2020 and 2019.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	September 30, 2020	December 31, 2019
In-place lease value intangible	$7,477	$7,477
In-place leases – accumulated amortization	(4,378)	(2,443)
Acquired in-place lease intangible assets, net	$3,099	$5,034

Acquisition fees incurred were $0 for the three months ended September 30, 2020 and 2019 and $0 and $124,000 for the nine months ended September 30, 2020 and 2019, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $127,000 and $63,000 for the three months ended September 30, 2020 and 2019, respectively, and $415,000 and $188,000 for the nine months ended September 30, 2020 and 2019, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
Correction of Immaterial Error
In connection with the preparation of its financial statements for the year ended December 31, 2019, the Company determined that its allocation of the purchase price of the Spectrum Building as December 31, 2018 was not correct. The corrected allocation of purchase price is illustrated as follows (in thousands):

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

Note 4 — Investment in unconsolidated entities

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Hartman Short Term Income Properties XX, Inc. ("Hartman XX"). The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

On April 14, 2020, the Company made a tender offer to shareholders of Hartman Income REIT, Inc. ("HIREIT") to acquire up to 500,000 shares of HIREIT common stock at a price of $4.00 per share. On May 1, 2020, the Company extended the term of the tender offer until May 13, 2020 and modified the offer to purchase up 500,000 shares of HIREIT common stock at a price of $5.00 per share.

As of September 24, 2020, the Company completed the acquisition of 661,940 HIREIT common shares and 80,000 Hartman Income REIT Operating Partnership ("HIROP") OP units for consideration of $3,709,703.

The HIREIT common shares and HIROP OP units contemporaneously converted to 497,926 Hartman XX common shares and 60,178 Hartman XX Operating Partnership OP units.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's investment in Hartman SPE, LLC and Hartman XX are stated at cost and accounted for under the cost method. The aggregate carrying amount for cost method investments that the Company did not evaluate for impairment is $11,736,000. The fair value of the Company's cost method investments is not estimated because there are no identified events or changes in circumstances that may have a significant adverse effect of the fair values of the investments. The Company did not receive any distributions from Hartman SPE, LLC for the nine months ended September 30, 2020 and 2019. For the three months ended September 30, 2020 and 2019, the Company recognized dividend income of $106,000 and $123,000, respectively, and for the nine months ended September 30, 2020 and 2019, the Company recognized dividend income of $352,000 and $245,000 from Hartman Short Term Income Properties XX, Inc.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2020	December 31, 2019
Tenant receivables	$780	$714
Accrued rent	678	322
Allowance for uncollectible accounts	(141)	(72)
Accrued rents and accounts receivable, net	$1,317	$964

As of September 30, 2020 and December 31, 2019, the Company had an allowance for uncollectible accounts of $141,000 and $72,000, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness. For the three months ended September 30, 2020 and 2019, the Company recorded bad debt (recovery) expense in the amount of $(6,000) and $(27,000), respectively, and $69,000 and $(39,000) for the nine months ended September 30, 2020 and 2019, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at September 30, 2020 is as follows, in thousands:

September 30,	Minimum Future Rents
2021	$10,931
2022	7,703
2023	5,980
2024	4,262
2025	2,069
Thereafter	920
Total	$31,865

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

Property/Facility	Current Maturity	Rate (1)	September 30, 2020	December 31, 2019
Richardson Tech Center (2)	March 2021	L + 275bps	$2,520	$2,520
Master Credit Facility Agreement - EWB (3)	December 2021	P - 50bps	20,000	16,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50bps	10,925	—
			33,445	18,520
Less unamortized loan costs			(268)	(203)
			$33,177	$18,317
(1) One-month LIBOR ("L"); Prime ("P")
(2) Payable in monthly installments of interest only until the maturity date. The interest rate as of September 30, 2020 was 2.90%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of September 30, 2020 the MCFA is secured by the Spectrum Building and the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of September 30, 2020 was 3.25%. The outstanding balance under the MCFA was $20,000,000 as of September 30, 2020 and the amount available to be borrowed was $0.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The credit agreement matures on March 9, 2023. The interest rate as of September 30, 2020 was 3.25%. After the initial interest period, the interest rate resets to Prime minus 50 basis points. The outstanding balance under the MCFA II was $10,925,000 as of September 30, 2020 and the amount available to be borrowed was $3,000,000.

The Company was in compliance with all loan covenants as of September 30, 2020.

Interest expense for three months ended September 30, 2020 and 2019 was $204,000 and $103,000, respectively, including $42,000 and $26,000 of deferred loan cost amortization. Interest expense for the nine months ended September 30, 2020 and 2019 was $688,000 and $406,000 respectively, including $127,000 and $77,000 of deferred loan cost amortization. Unamortized deferred loan costs were $268,000 and $203,000 as of September 30, 2020 and December 31, 2019, respectively. Interest expense of $43,000 and $61,000 was payable as of September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Note 8 — Related Party Arrangements
The Advisor is a wholly owned subsidiary of Hartman Advisors, LLC. The Property Manager is Hartman Income REIT Management, Inc., which was a wholly owned by Hartman Income REIT, Inc. Effective July 1, 2020 Hartman Advisors, LLC and Hartman Income REIT Management, Inc. are wholly owned by Hartman Short Term Income Properties XX, Inc.

The Advisor and certain affiliates of the Advisor receive fees and compensation in connection with the offering, and the acquisition, management and sale of the Company’s real estate investments. In addition, in exchange for $1,000, the OP has issued the Advisor a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. See Note 12 (“Special Limited Partnership Interest”) below.

The Advisor receives reimbursement for organizational and offering expenses incurred on the Company’s behalf, but only to the extent that such reimbursements do not exceed actual expenses incurred by the Advisor and

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would not cause the cumulative selling commission, the dealer manager fee and other organization and offering expenses borne by the Company to exceed 15.0% of gross offering proceeds from the sale of shares in the offering.

The Advisor, or its affiliates, receives an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 were earned by the Advisor for the three months ended September 30, 2020 and 2019, respectively, and $0 and $124,000 were earned by the Advisor for the nine months ended September 30, 2020 and 2019, respectively,

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the nine months ended September 30, 2020 and 2019.

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

On November 1, 2019, the Company received an unsecured promissory note from Hartman Short Term Income Properties XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $2,789,000 and $4,400,000 as of September 30, 2020 and December 31, 2019, respectively. The maturity date of the note is October 31, 2021.

Effective August 4, 2020, the Company transferred the balance due from Hartman Short Term Income Properties XX, Inc. in the amount of $8,200,000 together with additional advances in the amount of $2,412,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The maturity date of the notes is December 31, 2021.

VIEs are defined as entities with a level of invested equity that is not sufficient to fund future operations on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For identified VIEs, an assessment must be made to determine which party to the VIE, if any, has both the power to direct the activities of the VIE that most significantly impacts the performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company is not deemed to be the primary beneficiary of Hartman Retail III Holdings LLC or Hartman Ashford Bayou LL, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements.

For the three months ended September 30, 2020 and 2019, the Company incurred property management fees and reimbursable costs of $320,000 and $175,000, respectively, payable to the Property Manager and asset management fees of $127,000 and $63,000, respectively, payable to the Advisor. For the nine months ended September 30, 2020 and 2019, the Company incurred property management fees and reimbursable costs of $991,000 and $524,000, respectively, payable to the Property Manager and asset management fees of $415,000 and $188,000, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended September 30, 2020 and 2019, the Company incurred construction management fees of $35,000 and $30,000, respectively, and $99,000 and $46,000, respectively, for leasing commissions. For the nine months ended September 30, 2020 and 2019, the Company incurred construction management fees of $119,000 and $71,000, respectively, and $477,000 and $119,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

As of September 30, 2020, the Company had $138,000 due to the Advisor, and $330,000 due from Hartman Short Term Income Properties XX, Inc., $844,000 due to the Property Manager, and $288,000 due from other Hartman affiliates. As of December 31, 2019, the Company had $106,000 due to the Advisor, and $417,000 due from Hartman Short Term Income Properties XX, Inc., $229,000 due from the Property Manager and $10,000 due from other Hartman affiliates.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2019	2018
Numerator:
Net loss attributable to common stockholders (in thousands)	$(740)	$(340)	$(1,759)	$(848)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,727	6,663	8,657	5,228
Basic loss per common share	$(0.08)	$(0.05)	$(0.20)	$(0.16)

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2020, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of September 30, 2020, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three and nine months ended September 30, 2020 and 2019, the Company granted 2,427 and 625 shares and 3,677 and 1,875 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $25,000 and $6,250 and $39,625 and $18,750 as stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019, respectively.

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through September 30, 2020:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27,000	$19,000	$46,000
Second Quarter 2017	62,000	72,000	134,000
Third Quarter 2017	105,000	115,000	220,000
Fourth Quarter 2017	127,000	162,000	289,000
First Quarter 2018	154,000	192,000	346,000
Second Quarter 2018	182,000	245,000	427,000
Third Quarter 2018	215,000	293,000	508,000
Fourth Quarter 2018	237,000	345,000	582,000
First Quarter 2019	305,000	388,000	693,000
Second Quarter 2019	388,000	484,000	872,000
Third Quarter 2019	498,000	646,000	1,144,000
Fourth Quarter 2019	746,000	629,000	1,375,000
First Quarter 2020	771,000	543,000	1,314,000
Second Quarter 2020	790,000	605,000	1,395,000
Third Quarter 2020	798,000	605,000	1,403,000
Total	$5,405,000	$5,343,000	$10,748,000

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 11 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the nine months ended September 30, 2020 and 2019, respectively, consisted of 3,677 and 1,875 restricted, Class A common shares to our independent directors, valued at $10.30 and $10.00 per share based on the Offering price. The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Note 14 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that no events have occurred, other than as disclosed herein above, that would require adjustments to our disclosures in these consolidated financial statements.
On November 6, 2020, the Boards of the Company and Hartman Short Term Income Properties XX, Inc. have affirmatively voted to merge Hartman Short Term Income Properties XX, Inc. into and with the Company as the surviving company. Previously the Boards had established special committees to consider the potential merger and after deliberation, determined that a merger would be to the benefit of the shareholders of both parties.

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

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2020, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Effective July 27, 2020, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.44, $10.67, $10.30 and $10.95 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.30 per share.

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

As of September 30, 2020, we had accepted subscriptions for, and issued 8,287,691 shares, net of redemptions, of our Class A common stock, including 523,970 shares issued pursuant to our distribution reinvestment plan and stock distributions, and 466,482 shares, net of redemptions, of our Class T common stock, including 23,297 shares issued pursuant to our distribution reinvestment plan and stock distributions, resulting in gross proceeds of $86,349,041. We intend to use the net proceeds from our initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the commencement of our follow-on offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused and continues to cause significant disruptions to the United States and the Texas economy. The effects of COVID-19 and other adverse public health developments continue to effect and, in some instances, have materially affected the operational and financial viability of several our tenants.

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

Our collections of tenant rents, reimbursements and other income billed for the months of July, August, September and October 2020 were as follows:

Property type	July 2020	August 2020	September 2020	October 2020

Retail	100.0%	86.8%	98.1%	99.0%
Flex	95.2%	90.4%	100.0%	95.0%
Office	98.5%	99.2%	98.5%	98.2%
Total	98.9%	97.9%	98.6%	98.1%

Collections for July are as of August 28, 2020. Collections for August 2020 are as of September 15, 2020. Collections for September and October 2020 are as of November 4, 2020.

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

We do not anticipate that there will be any market for our shares of common stock unless they are listed on a national securities exchange. In the event that our shares of common stock are not listed or traded on an established securities exchange prior to the seventh anniversary of the completion or termination of our initial public offering, our charter requires that upon receipt of written request by shareholders holding 10% or more of the outstanding stock, the board of directors must formally solicit proxies to determine if the corporation should be liquidated or dissolved.

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

Our Investments

As of September 30, 2020, our investments in real estate assets consist of ten properties listed below and a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. We own 1,198,228 common shares and 60,178 OP units of an affiliate, Hartman Short Term Income Properties, XX, Inc. and subsidiaries.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$602	$14.02	$14.07
Richardson Tech Center	Flex/R&D	Dallas	96,660	65%	$508	8.08	7.94
Spectrum	Office	San Antonio	175,390	90%	$3,483	21.96	21.97
11211 Katy Freeway	Office	Houston	78,642	55%	$733	16.94	16.25
1400 Broadfield	Office	Houston	102,893	67%	$1,528	22.06	21.90
16420 Park Ten Place	Office	Houston	83,760	47%	$923	23.49	23.43
Willowbrook Building	Office	Houston	67,581	30%	$436	21.18	21.22
Timberway II	Office	Houston	130,828	71%	$1,969	21.20	20.99
One Park Ten	Office	Houston	34,089	45%	$288	18.60	18.42
Two Park Ten	Office	Houston	57,126	83%	$1,050	22.15	22.29
Grand Total			881,215	67%	$11,520	$19.44	$19.33

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2020 versus September 30, 2019.

As of September 30, 2020 and 2019, we owned 10 and 4 properties comprising approximately 881,215 and 404,938 square feet. As of September 30, 2020 and 2019, we owned a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest. As of September 30, 2020, we owned 1,198,228 common shares and 60,178 OP units of an affiliate, Hartman Short Term Income Properties, XX, Inc. and subsidiaries, compared to 700,302 common shares owned as of September 30, 2019.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the nine months ended September 30, 2020 and 2019. For purposes of the following discussion, Village Pointe, Richardson Tech Center, Spectrum and 11211 Katy Freeway properties are considered Same Store properties.

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

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Same Store
Total revenues	$1,513	$1,540	$(27)	$4,819	$4,643	$176
Property operating expenses	412	749	(337)	1,602	1,973	(371)
Asset management fees	63	63	—	189	188	1
Real estate taxes and insurance	320	254	66	862	725	137
General and administrative	71	36	35	189	147	42
Same Store NOI	$647	$438	$209	$1,977	$1,610	$367

Reconciliation of Net loss to Same Store NOI

Net loss	$(740)	$(340)	$(400)	$(1,759)	$(848)	$(911)
Net loss from properties purchased in Q4 2019	(184)	—	(184)	(1,125)	—	(1,125)
General and administrative	93	55	38	313	154	159
Organization and offering costs	39	116	(77)	125	183	(58)
Depreciation and amortization	1,549	684	865	4,608	2,037	2,571
Interest expense	204	103	101	688	406	282
Interest and dividend income	(314)	(180)	(134)	(873)	(322)	(551)
Same Store NOI	$647	$438	$209	$1,977	$1,610	$367

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2020 and 2019 we had total same store rental revenues and tenant reimbursements of $1,513,000 and $1,540,000, respectively. For the nine months ended September 30, 2020 and 2019 we had total same store rental revenues and tenant reimbursements of $4,819,000 and $4,643,000, respectively. The change for the three and nine months period is attributable to the change in tenant parking reimbursements.

Property Operating expenses – Property operating expenses consist of labor, contract services, repairs and maintenance, utilities and management fees. For the three months ended September 30, 2020 and 2019, we had same store property operating expenses of $412,000 and $749,000, respectively. For the nine months ended September 30,

2020 and 2019, we had same store property operating expenses of $1,602,000 and $1,973,000, respectively. The decrease is due to a decreases in utilities, security service, shuttle parking costs, janitorial, repairs and maintenance and certain non-recurring costs.

Asset management fees – We pay asset management fees to our advisor in connection with the management of our company. Same store asset management fees to our advisor were $63,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, respectively, we paid $189,000 and $188,000 towards same store asset management fees.

Real estate taxes and insurance – Same store real estate taxes and insurance were $320,000 and $254,000 for the three months ended September 30, 2020 and 2019, respectively. Same store real estate taxes and insurance were $862,000 and $725,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase is attributable to a substantial increase in insurance premiums effective in the second quarter of 2020 and increase in real estate taxes.
Depreciation and amortization – Depreciation and amortization were $1,549,000 and $684,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, depreciation and amortization were $4,608,000 and $2,037,000, respectively. Depreciation and amortization increase is primarily attributable to the six new properties purchased in the fourth quarter of 2019.

General and administrative expenses - Same store general and administrative expenses were $71,000 and $36,000 for the three months ended September 30, 2020 and 2019, respectively. Same store general and administrative expenses were $189,000 and $147,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase is mainly due to the increase in leasing commission amortization expense. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. Non-same store general and administrative expenses were $93,000 and $55,000 for the three months ended September 30, 2020 and 2019, respectively. Non-same store general and administrative expenses were $313,000 and $154,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase is mainly due to the increase in audit fees.

Interest expense - Interest expense was $204,000 and $103,000 for the three months ended September 30, 2020 and 2019, respectively, and $688,000 and $406,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest expense is due to the new master credit facility agreement with East West Bank that the Company has entered in on March 10, 2020.

Interest and dividend income - Interest and dividend income was $314,000 and $180,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, interest and dividend income was $873,000 and $322,000. The increase in interest and dividend income is due to additional funds advanced to Hartman XX during 2020 as part of the promissory note.

Net loss – For the three months ended September 30, 2020 and 2019, respectively, we generated a net loss of $740,000 and $340,000. We generated a net loss of $1,759,000 and $848,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in net loss is primarily attributable to the six new properties purchased in the fourth quarter of 2019 and decrease in same store property operating expenses as explained above.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2020 and 2019 and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(740)	$(340)	$(1,759)	$(848)
Depreciation and amortization of real estate assets	1,549	684	4,608	2,037
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	178	133	574	412
Funds from operations (FFO)	987	477	3,423	1,601
Organization and offering costs	39	116	125	183
Modified funds from operations (MFFO)	$1,026	$593	$3,548	$1,784

(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data:

Hartman SPE, LLC	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$232	$(1,142)	$3,535	$(2,385)
Depreciation and amortization expense	6,964	6,498	19,723	19,030
FFO	$7,196	$5,356	$23,258	$16,645

Weighted average ownership	2.47%	2.47%	2.47%	2.47%

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through September 30, 2020:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27,000	$19,000	$46,000
Second Quarter 2017	$62,000	$72,000	$134,000
Third Quarter 2017	$105,000	$115,000	$220,000
Fourth Quarter 2017	$127,000	$162,000	$289,000
First Quarter 2018	$154,000	$192,000	$346,000
Second Quarter 2018	$182,000	$245,000	$427,000
Third Quarter 2018	$215,000	$293,000	$508,000
Fourth Quarter 2018	$237,000	$345,000	$582,000
First Quarter 2019	$305,000	$388,000	$693,000
Second Quarter 2019	$388,000	$484,000	$872,000
Third Quarter 2019	$498,000	$646,000	$1,144,000
Fourth Quarter 2019	$746,000	$629,000	$1,375,000
First Quarter 2020	$771,000	$543,000	$1,314,000
Second Quarter 2020	$790,000	$605,000	$1,395,000
Third Quarter 2020	$798,000	$605,000	$1,403,000
Total	$5,405,000	$5,343,000	$10,748,000

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the nine months ended September 30, 2020, we paid aggregate distributions of $4,112,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $2,372,000, our net loss was $1,759,000 and our FFO was $3,423,000. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to September 30, 2020, we paid aggregate distributions of $10,748,000, including stock distributions and distributions paid in shares of common stock pursuant to or distribution reinvestment plan. During this period, cash provided by operating activities was $2,850,000, our net loss was $5,722,000 and our FFO was $6,895,000. For the period from inception to September 30, 2020 approximately 27% of our distributions were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of September 30, 2020, we had accepted investors’ subscriptions for, and issued, 8,287,691 shares, net of redemptions, of our Class A common stock and 466,482 shares, net of redemptions of our Class T common stock in our initial and follow-on public offerings, including 523,970 Class A shares and 23,297 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $86,349,041.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2020, our outstanding secured debt is $33,445,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of September 30, 2020 and 2019, respectively, we had operations from ten and four commercial real estate properties and investments in unconsolidated real estate entities. During the nine months ended September 30, 2020, net cash provided by operating activities was $2,372,000 versus $1,807,000 net cash provided by operating activities for the nine months ended September 30, 2019. The increase in cash provided by operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to an increase of $2,571,000 in depreciation and amortization, offset by a decrease of $1,379,000 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $15,358,000 versus $6,388,000 for the nine months ended September 30, 2019. The increase in net cash used in investing activities for the nine months ended September 30, 2020 was primarily due to increase in notes receivable advances to related parties of $9,000,000, $3,709,000 paid towards purchase of Hartman XX common shares and Hartman XX OP units, offset by a $3,165,000 decrease in additions to real estate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $13,088,000 versus $29,333,000 net cash provided by financing activities for the nine months ended September 30, 2019. Cash flows from financing activities decreased mainly due to a decrease of $41,061,000 in proceeds from issuance of common stock, offset by an increase in proceeds from revolving credit facility of $12,850,000 and a decrease in repayments under revolving credit facility $10,344,000 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2020, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2020, we had notes payable totaling an aggregate principal amount of $33,445,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable, net) to the consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2020, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended September 30, 2020.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
July 2020	1,745	—	$—
August 2020	1,504	—	$—
September 2020	381	5,641	$10.30
Total	3,630	5,641	$10.30

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

On May 12, 2020, our board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2020, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Effective July 27, 2020, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.44, $10.67, $10.30 and $10.95 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.30 per share.

From our inception through September 30, 2020, we have recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,361	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,503	Actual
Total expenses	$7,864

As of September 30, 2020, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $74,188,000. For the period from inception through September 30, 2020, the ratio of the cost of raising capital to capital raised was approximately 9.11%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of September 30, 2020, we had used $49,573,000 of the net proceeds from our initial public offering, plus debt financing, to purchase ten properties and we had used $8,027,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman XX. We had also used $3,709,000 of net offering proceeds to invest in Hartman XX common shares and Hartman XX Operating Partnership OP units.

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

Date:     November 12, 2020

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     November 12, 2020

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)