Form 10-K
period 2020-12-31
Hartman vREIT XXI, Inc.
filed 2021-03-31
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock. There were 8,673,052 shares of common stock held by non-affiliates as of June 30, 2020; the last business day of the registrants most recently completed second fiscal quarter.

As of March 15, 2021, there were 8,844,988 shares of the Registrant's common shares issued and outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing initial public offering;
●	the fact that we have a limited operating history and commenced operations on November 14, 2016;
●	our ability to effectively deploy the proceeds raised in our initial public offering;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks;
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the continuing adverse impact of the novel coronavirus (“COVID-19”) on the U.S.and Texas economies and our financial condition and results of operations;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	conflicts of interest arising out of our relationship with our advisor and its affiliates;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
●	changes to generally accepted accounting principles, or GAAP.

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

In our initial public offering, we offered to the public up to $250,000,000 in any combination of shares of Class A and Class T common stock and up to $19,000,000 in shares of Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

In our follow-on offering, we are offering to the public up to $180,000,000 in any combination of shares of Class A and Class T common stock and up to $5,000,000 in shares of its Class A and Class T common stock to stockholders pursuant to its distribution reinvestment plan.

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2020, 900,000,000 shares of capital stock are classified as common stock, par value $0.01 per share, 270,000,000 are classified and designated as Class A common stock (“Class A Shares”), 280,000,000 are classified and designated as Class S common stock ("Class S Shares"), 280,000,000 are classified and designated as Class I common stock ("Class I Shares"), and 70,000,000 are classified and designated as Class T Common stock (“Class T Shares”). The additional share classes were included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Effective January 26, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.24 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

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

As of December 31, 2020, we had accepted subscriptions for, and issued 8,342,318, net of redemptions, shares of our Class A common stock in our public offering, including 577,288 shares issued pursuant to our distribution reinvestment plan, and 468,982, net of redemptions, shares of our Class T common stock in our public offering, including 25,797 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $86,942,755. We intend to use the net proceeds from our initial public offering and follow-on offering to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of the commencement of our follow-on public offering. We intend to conduct a continuous offering of an unlimited member of shares of our common stock over an unlimited time period by filing a new registration statement prior to the end of the three-year period described in Rule 415 under the securities act of 1933, as amended, however, in certain states this offering is subject to annual extension. We reserve the right to terminate our follow-on public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our follow-on public offering and is responsible for the distribution of our common stock in our follow-on public offering.

Hartman XXI Advisors, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Hartman Income REIT Management, Inc., a Texas corporation, is the property manager for our real estate investments. Hartman XXI Advisors, LLC (the “Advisor”), a wholly owned subsidiary of Hartman Advisors, LLC. Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor and property manager (“Sponsor” or “Property Manager”). Effective July 1, 2020 Hartman Advisors, LLC and Hartman Income REIT Management, Inc. are wholly-owned subsidiaries of Hartman Short Term Income Properties XX, Inc. We refer to Hartman Income REIT Management, Inc. as our “sponsor” and “property manager.” Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

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

We intend to use the net proceeds from our public offering to continue to acquire commercial real properties located primarily in Texas.  For additional information, see “Investment Strategy” below.

As of December 31, 2020, our portfolio consisted of 100% ownership of ten commercial properties and investments in two unconsolidated affiliate entities. For additional information, see “Investment Portfolio” below.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057, and our main telephone number is 713-467-2222.

2020 Highlights:

During the year ended December 31, 2020, we:

•raised $1,068,000 in gross offering proceeds in our initial public offering;

•On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2020, 900,000,000 shares of capital stock are classified as common stock, par value $0.01 per share, 270,000,000 are classified and designated as Class A common stock (“Class A Shares”), 280,000,000 are classified and designated as Class S common stock ("Class S Shares"), 280,000,000 are classified and designated as Class I common stock ("Class I Shares"), and 70,000,000 are classified and designated as Class T

Common stock (“Class T Shares”). The additional share classes were included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

•Effective January 26, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.24 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

•On December 29, 2020, the Company completed an acquisition of tenant in common ("TIC") interests representing an ownership of approximately 83% of an office building located at 3100 Weslayan, Houston, Texas. The Weslayan property ("Weslayan") comprises approximately 78,289 square feet. Weslayan is approximately 66% occupied by 18 tenants. The remaining 17% TIC ownership is owned by Allen Hartman. The acquisition price for the TIC interests acquired was $6.696 million including the assumption of $3.413 million of mortgage indebtedness.

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
We intend continue to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties located primarily in Texas. The commercial properties we acquire may be existing income-producing properties, properties developed by an affiliate of our advisor, newly constructed properties or properties under development or construction. We target properties that are located in high traffic areas, have adequate parking, have good curb appeal, have occupancy rates of at least 50%, and have a diversified tenant mix of creditworthy tenants.
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

Investment Portfolio

As of December 31, 2020, our investments in real estate assets consist of ten properties listed below, a 2.47% ownership interest in a special purpose entity which includes membership of other Hartman affiliates, approximately 83% tenant in common interest in an office property located in Houston and a common stock investment in an affiliated REIT.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$604	$14.06	$14.13
Richardson Tech	Flex/R&D	Dallas	96,660	74%	555	7.80	7.54
Spectrum Building	Office	San Antonio	175,390	90%	3,586	22.61	21.93
11211 Katy Freeway	Office	Houston	78,642	57%	728	16.19	15.77
1400 Broadfield	Office	Houston	102,893	68%	1,528	21.7	21.62
16420 Park Ten Place	Office	Houston	83,760	47%	939	23.89	23.91
Willowbrook Building	Office	Houston	67,581	32%	436	20.22	20.26
Timberway II	Office	Houston	130,828	70%	1,828	19.98	19.9
One Park Ten	Office	Houston	34,089	49%	307	18.41	18.16
Two Park Ten	Office	Houston	57,126	87%	1,057	21.25	21.38
Grand Total			881,215	65%	$11,568	$19.06	$18.81

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

Item 1A.    Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. References to “shares” and “our common stock” in this Item 1A refer to all share classes of our common stock.

Risks Related to Our Business and Operations
Health concerns arising from the outbreak of a health epidemic or pandemic, including the COVID-19 coronavirus, may have an adverse effect on our business.
Our business could be materially and adversely affected by the outbreak of a health epidemic or pandemic, including the coronavirus, particularly to the extent and degree to which the outbreak affects the U.S., state and local economies. Our revenues consist primarily of rental income and other tenant reimbursements derived from tenants of our commercial real estate properties. The effects of the COVID-19 coronavirus and other adverse public health developments could materially affect the financial viability of our tenants and their ability to pay rent. It is premature to accurately predict the ultimate impact of these developments. For the period from March 31, 2020 to December 31, 2020, our collections have generally been between 98-99% of billed rent and other charges. Our results for the quarter ending March 31, 2021 continue to be minimally impacted, however, we do expect to experience continuing and possibly adverse impacts beyond March 31, 2021.

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
Our public offering is being made on a “best efforts” basis, whereby the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to sell any number or dollar amount of shares of our common stock or purchase any shares of our common stock. The amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the location, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to our stockholders would be reduced.
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
We have disclosed estimated net asset values (NAVs) per share of our common stock as of December 31, 2020, The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2020 as we purchase additional assets and raise additional capital from the sale of our shares. The estimated NAV per share values that we disclose may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated.
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our offering, pursuant to applicable FINRA rules, we will, not less frequently than annually, disclose an estimated NAVs per share of each class of our common stock, an explanation of the method by which the estimated NAVs per share were developed and the date of the data used to develop the estimated NAVs per share.  Our board of directors has established an estimated NAV per share of our common stock of $10.23 per share, respectively, as of December 31, 2020. The market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future as we continue to raise capital and invest in other properties. Future determinations of our estimated NAV per share are likely to vary significantly from the value established as of December 31, 2020. This approach to establishing an estimated NAV per share may bear little relationship to, and will likely exceed, what a stockholder might receive for its shares if the stockholder tried to sell them or if we liquidated our portfolio.
The current offering price per share of each share class and any subsequent estimated NAVs per share we determine, are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs and distribution and shareholder servicing fees; (iii) the estimated per share value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. Our board of directors will be responsible for determining our estimated NAVs per share no less frequently than annually. To assist our board of directors in determining our estimated NAVs per share, we will obtain independent third-party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which may include an independent appraisal or valuation. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.  For additional information on the calculation of our estimated net asset value per share as of December 31, 2020, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”
The value of a share of our common stock may be diluted if we pay a stock dividend.
Our board of directors has previously authorized and declared stock dividends.  Investors who purchased shares early in our offering received more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors. Stock dividends were discontinued after September 1, 2019.
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
Our charter, as amended, authorizes us to issue up to 900,000,000 shares of capital stock, classified as common stock, par value $0.01 per share. 270,000,000 are classified and designated as Class A common stock (“Class A Shares”), 280,000,000 are classified and designated as Class S common stock ("Class S Shares"), 280,000,000 are classified and designated as Class I common stock ("Class I Shares"), and 70,000,000 are classified and designated as Class T Common stock (“Class T Shares”).

Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may further amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If we ever create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2020, our investments in real estate assets consist of ten properties listed below and a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and an approximately 83% tenant in common interest in an office property located in Houston, Texas.

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2020:

Property Name	Location	Gross Leasable Area SF	In Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	San Antonio	54,246	79%	$604	$14.06	$14.13
Richardson Tech	Dallas	96,660	74%	555	7.80	7.54
Spectrum Building	San Antonio	175,390	90%	3,586	22.61	21.93
11211 Katy Freeway	Houston	78,642	57%	728	16.19	15.77
1400 Broadfield	Houston	102,893	68%	1,528	21.70	21.62
16420 Park Ten Place	Houston	83,760	47%	939	23.89	23.91
Willowbrook Building	Houston	67,581	32%	436	20.22	20.26
Timberway II	Houston	130,828	70%	1,828	19.98	19.90
One Park Ten	Houston	34,089	49%	307	18.41	18.16
Two Park Ten	Houston	57,126	87%	1,057	21.25	21.38
Grand Total		881,215	65%	$11,568	$19.06	$18.81

On December 29, 2020, the Company completed its acquisition of tenant in common ("TIC") interests represent an ownership of approximately 83% of an office building located at 3100 Weslayan, Houston, Texas. The Weslayan property ("Weslayan") comprises approximately 78,289 square feet. Weslayan is approximately 66% occupied by 18 tenants. The remaining 17% TIC ownership is owned by Allen Hartman.

The acquisition price for the TIC interests acquired was $6.696 million including the assumption of $3.413 million of mortgage indebtedness.

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

As of September 24,2020 the Company completed the acquisition of 661,940 HIREIT common shares and 80,000 Hartman Income REIT Operating Partnership ("HIROP") OP units for consideration of $3,709,703.

Effective July 1, 2020 the HIREIT common shares and HIROP OP units acquired converted to 497,926 Hartman XX common shares and 60,178 Hartman XX Operating Partnership OP units.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of December 31, 2020, we had 8,811,300 shares of our common stock issued and outstanding held by a total of 1,614 stockholders, comprised of 8,342,318 shares of our Class A common stock held by a total of 1,516 stockholders and 468,982 shares of our Class T common stock held by a total of 98 stockholders. The number of stockholders is based on the records of Great Lakes Fund Solutions, Inc., which serves as our transfer agent.

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
Our board of directors has determined an estimated net asset value per share for our common stock as of December 31, 2020 as of the filing of this Annual Report on Form 10-K.

Effective January 26, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.24 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

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

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2020, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Effective January 26, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.24 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.

As of December 31, 2020, we had accepted subscriptions for, and issued 8,342,318, net of redemptions, shares of our Class A common stock in our initial public offering, including 577,288 shares issued pursuant to our distribution reinvestment plan, and 468,982, net of redemptions, shares of our Class T common stock in our initial public offering, including 25,797 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $86,942,755.

As of December 31, 2020, we had incurred selling commissions, dealer manager fees and distribution and shareholder servicing fee, and our advisor had incurred organization and other offering costs in our initial public offering in the amounts set forth in the table below. Our dealer manager reallowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount(in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,382	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,773	Actual
Total expenses	$8,155

Net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $73,908,000. The ratio of the cost of raising capital to capital raised was approximately 11.03%.

We intend to use sustainably all of available net proceeds from our ongoing public offering to continue to invest in commercial real estate properties. As of December 31, 2020, we have used $51,280,000 of the net proceeds from our public offering, plus debt financing, to purchase ten properties and we had used $8,027,000 of net proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited partnership, the operating partnership of our affiliate, Hartman XX. We had also used $3,707,000 of net offering proceeds from to invest in Hartman XX common shares and Hartman XX Operating partnership OP units.

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
For the years ended December 31, 2020 and December 31, 2019 we received, 15 and 9 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2020, we redeemed 11,909 shares at a weighted average price of $11.16 per share. For the year ended December 31, 2019, we redeemed 11,986 shares at a weighted average price of $9.28 per share. For the period from our initial public offering commencement date to December 31, 2020, we received and fulfilled 27 redemption requests representing 33,080 shares of our common stock. Redemption prices paid were as set forth in our share redemption program.The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2020, we had 40,106 unfulfilled redemption requests.

During the three months ended December 31, 2020, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2020	12,371	—	$—	(2)
November 2020	15,380	—	—	(2)
December 2020	4,678	—	—	(2)
Total	32,429	—	$—

(1) We generally redeem shares in the month following the end of the fiscal quarter in which requests were received.

(2) The number of shares that may be redeemed pursuant to our share redemption program will not exceed (i) 5% of the weighted-average number of shares outstanding during the12-month period immediately prior to the effective date of the redemption and (ii) those share redemptions that can be funded with proceeds from our distribution reinvestment plan plus, if we had positive net operating cash flow for the previous fiscal year, 1% of all operating cash flow from the previous fiscal year.

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

The following table reflects the total distributions the Company has paid in cash, stock and pursuant to our distribution reinvestment plan for the years ended December 31, 2020 and 2019, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2020	$771	$543	$1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
Total	$3,180	$2,373	$5,553
First Quarter 2019	$305	$388	$693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
Total	$1,937	$2,147	$4,084

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

Item 6.    Selected Financial Data

The following selected financial data as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data	2020	2019
Total real estate assets, at cost	$80,674	$77,173
Total real estate assets, net	69,825	72,482
Total assets	$102,437	$89,571
Notes payable, net	35,213	18,317
Total liabilities	40,449	22,966
Total special limited partnership interests	1	1
Total stockholders’ equity	$61,987	$66,604

	For the year ended December 31,
Operating Data	2020	2019
Total revenues	13,028	7,478
Net loss	$(2,002)	$(1,085)
Net loss per common share – basic and diluted	(0.23)	(0.18)

	For the year ended December 31,
Other Data	2020	2019
Cash flow provided by (used in)
Operating activities	$4,141	$2,242
Investing activities	(18,409)	(51,652)
Financing activities	14,404	43,829
Distributions (paid) in cash	(3,180)	(1,937)
Distributions declared for common shares (1)	5,564	4,245
Weighted average number of common shares outstanding, basic and diluted	8,691	6,075
FFO (2)	$4,751	$2,956
MFFO (2)	$5,146	$3,140

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

Impact of Coronavirus Outbreak

Since the beginning of 2020, the COVID-19 pandemic which originated in mainland China has significantly impacted the global and U.S. economies. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. In accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, some of the Company's office property tenants adopted remote working for their office employees, and we increased our janitorial cleaning protocols in our buildings. The Company's retail property tenants have been effected to the extent that they have required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. Restaurant and bar operations in the metropolitan areas in which our properties are located, have been required to limit activities to carry-out and delivery sales and service. The Company’s retail properties account for approximately 5% of the Company’s total annual base rental income. The rental obligations under our leases have not been materially affected by the pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis.
Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our tenants or prospective tenants and the world-wide economy is uncertain and will depend on the scope, severity, and duration of the pandemic. A prolonged economic downturn resulting from the pandemic could adversely affect many of our tenants or prospective tenants, which could, in turn, adversely impact our business, financial condition, and results of operations.

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
On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2020, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.
Effective January 26, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.24 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

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

As of December 31, 2020, we had accepted subscriptions for, and issued 8,342,318 shares, net of redemptions, of our Class A common stock in our initial public offering, including 577,288 shares issued pursuant to our distribution reinvestment plan, and 468,982 shares, net of redemptions, of our Class T common stock in our initial public offering, including 25,797 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $86,942,755. We intend to use the net proceeds from initial and follow-on public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of the commencement of our follow-on public offering. We intend to conduct a continuous offering of an unlimited member of shares of our common stock over an unlimited time period by filing a new registration statement prior to the end of the three-year period described in Rule 415 under the securities act of 1933, as amended, however, in certain states this offering is subject to annual extension. We reserve the right to terminate our public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our public offering and is responsible for the distribution of our common stock in our public offering.

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

We have a $20,000,000 revolving credit agreement loan outstanding as of December 31, 2020 which has a maturity date of December 27, 2021 and a $2,520,000 term loan which has a maturity date of March 14, 2022, each of which is within one year of the date that this Annual Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the fact of the uncertainty regarding the loan maturity of the revolving credit agreement loan and the term loan agreement, as set forth in Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements – Going Concern.”

Without limiting the foregoing, we believe that we will have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. However, our operations are subject to a variety of risks, including, but not limited to, changes in national economic conditions, the restricted availability of financing, changes in demographic trends and interest rates and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that the risks described above will not have an adverse effect on our properties or results of operations.

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

For the years ended December 31, 2020 and 2019, we incurred a net loss of $2,002,000 and $1,085,000, respectively.  We do not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  We consider that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Management has reviewed our tax positions and is of the opinion that material positions taken by us would more likely than not be sustained upon examination.  Accordingly, we have not recognized a liability related to uncertain tax positions as of December 31, 2020 and 2019, respectively.

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

In March 2020, issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

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

Our Real Estate Investments

As of December 31, 2020, our investments in real estate assets consist of ten properties listed below, a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE LLC, and an approximately 83% tenant in common interest in an office property located in Houston, Texas.

Property Name	Year	Space Type	Gross Leasable Area SF	In-Place Occupancy	No. of Tenants	Annualized Base Rental Revenue(in thousands)	Average Base Rental Revenue per Occupied SF	Acquisition Price (in thousands)	Encumbrances (1) (in thousands)
Village Pointe	1982	Retail	54,246	79%	12	604	14.06	$7,226
Richardson Tech	1987	Flex/R&D	96,660	74%	15	555	7.80	$5,166	$2,520
Spectrum Building	1986	Office	175,390	90%	32	3,586	22.61	$16,951
11211 Katy Freeway	1976	Office	78,642	57%	48	728	16.19	$4,495
1400 Broadfield	1982	Office	102,893	68%	17	1,528	21.70	$9,582
16420 Park Ten Place	1982	Office	83,760	47%	11	939	23.89	$7,510
Willowbrook Building	1982	Office	67,581	32%	13	436	20.22	$3,972
Timberway II	1982	Office	130,828	70%	22	1,828	19.98	$11,890
One Park Ten	1982	Office	34,089	49%	20	307	18.41	$3,075
Two Park Ten	1982	Office	57,126	87%	20	1,057	21.25	$5,125
Grand Total			881,215	65%	210	11,568	19.06

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

Hartman 3100 Weslayan

On December 29, 2020, we completed the acquisition of an approximately 83% tenant in common interest in and office property located at 3100 Weslayan, Houston, Texas.

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
We commenced real estate operations on November 14, 2016 with the acquisition of our first investment, our initial minority ownership interest in the Village Pointe Property, and subsequently acquired our second investment, a minority ownership interest in the Three Forest Plaza property in April 2017, which we subsequently exchanged for interest in Hartman SPE LLC on October 1, 2018. We acquired our third real estate investment in March 2018 and our fourth real estate investment in December 2018. We acquired seven real estate investments in 2019. Our results of operations for the years ended December 31, 2020 and 2019 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

We define same store (“Same Store”) properties as those properties which we owned for the entirety of the nine months ended December 31, 2020 and 2019. For purposes of the following discussion, Village Pointe, Richardson Tech Center, Spectrum and 11211 Katy Freeway properties are considered Same Store properties.

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

(in thousands)	Year ended December 31,
	2020	2019	Change
Same Store
Total revenues	$6,484	$6,224	$260
Property operating expenses	2,005	2,451	(446)
Asset management fees	252	194	58
Real estate taxes and insurance	1,160	987	173
General and administrative	230	206	24
Same Store NOI	$2,837	$2,386	$451

Reconciliation of Net loss to Same Store NOI

Net loss	$(2,002)	$(1,085)	$(917)
Net loss from properties purchased in Q4 2019	(1,670)	(493)	(1,177)
General and administrative	497	263	234
Organization and offering costs	395	184	211
Depreciation and amortization	6,158	3,481	2,677
Interest expense	1,005	568	437
Interest and dividend income	(1,546)	(532)	(1,014)
Same Store NOI	$2,837	$2,386	$451

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the years ended December 31, 2020 and 2019 we had total same store rental revenues and tenant reimbursements of $6,484,000 and $6,224,000, respectively. The difference is mainly attributable to the change in tenant parking reimbursements.

Property operating expenses – Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2020 and 2019, we had same store property operating expenses of $2,005,000 and $2,451,000, respectively. The decrease is due to a decreases in utilities, security service, shuttle parking costs, janitorial, repairs and maintenance and certain non-recurring costs.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Same store asset management fees to our advisor were $252,000 and $194,000 for the years ended December 31, 2020 and 2019, respectively.

Real estate taxes and insurance – Same store real estate taxes and insurance were $1,160,000 and $987,000 for the years ended December 31, 2020 and 2019, respectively. The increase is attributable to a substantial increase in insurance premiums effective in the second quarter of 2020 and increase in real estate taxes.

Depreciation and amortization – Depreciation and amortization were $6,158,000 and $3,481,000 for the years ended December 31, 2020 and 2019, respectively. Depreciation and amortization increase is primarily attributable to the six new properties purchased in the fourth quarter of 2019.

General and administrative – Same store general and administrative expenses were $230,000 and $206,000 for the years ended December 31, 2020 and 2019, respectively. The increase is mainly due to the increase in leasing commission amortization expense. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. Non-same store general and administrative expenses were $497,000 and $263,000 for the years ended December 31, 2020 and 2019, respectively. The increase is main due to the increase in audit fees.

Interest expense - Interest expense was $1,005,000 and $568,000 for the years ended December 31, 2020 and 2019, respectively. The increase in interest expense is due to the new master credit facility agreement with East West Bank that the Company has entered in on March 10, 2020.

Interest and dividend income - Interest and dividend income was $1,546,000 and $532,000 for the years ended December 31, 2020 and 2019, respectively. The increase in interest and dividend income is due to additional funds advanced to Hartman XX during 2020 as part of the promissory note.

Net loss – We generated a net loss of $2,002,000 and $1,085,000 for the years ended December 31, 2020 and 2019. The increase in net loss is primarily attributable to the six new properties purchased in the fourth quarter of 2019 and decrease in same store property operating expenses as explained above.

Liquidity and Capital Resources
As of December 31, 2020, we had accepted subscriptions for, and issued 8,342,318 shares, net of redemptions, of our Class A common stock in our initial public offering, including 577,288 shares issued pursuant to our distribution reinvestment plan, and 468,982 shares, net of redemptions, of our Class T common stock in our initial public offering, including 25,797 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $86,942,755.

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

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company's has a $20 million revolving credit loan with a maturity date of December 27, 2021. In order to renew or extend the revolving credit loan, the Company must meet the lenders underwriting criteria at the time of such renewal or extension request. The Company has a $2,520,000 term loan with an extended maturity date of March 14, 2022. In order to further extend the term loan maturity date, the Company must meet the second extension criteria set forth in the term loan agreement..

Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the fact of the uncertainty regarding the loan maturities. Management believes that the Company will be able to extend the maturity date or renew the loans for one year or longer which will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statements.

We may, but are not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

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

While we expect to have sufficient liquidity to meet our obligations for the foreseeable future, the COVID-19 pandemic and associated responses could adversely impact our future cash flows and financial condition.

Cash Flows from Operating Activities

For the years ended December 31, 2020 and 2019, net cash provided by operating activities was $4,141,000 and $2,242,000, respectively. Net cash provided by operating activities for the year ended December 31, 2020, was primarily due to an increase of $2,677,000 in depreciation and amortization expense, offset by an increase in net loss of $(917,000).

Cash Flows from Investing Activities

For the years ended December 31, 2020 and 2019, net cash used in investing activities was $18,409,000 and $51,652,000, respectively. The decrease in net cash used in investing for the year ended December 31, 2020 was primarily due to the decrease in additions to real estate $42,011,000, offset to a increase in notes receivable advances to related parties of $4,600,000 and to $3,707,000 paid towards purchase of Hartman XX common shares and Hartman XX OP units.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our initial public offering.  Net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $14,404,000 and $43,829,000 respectively. Cash flows from financing activities decreased mainly due to a decrease of $44,135,000 in proceeds from issuance of common stock, offset to decrease in repayments under revolving credit facility of $10,344,000 and decrease in repayments under term loans of $3,525,000.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2020 and 2019, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2020	2019
Net loss	$(2,002)	$(1,085)
Depreciation and amortization of real estate assets	6,158	3,481
FFO attributable to unconsolidated entity, Hartman SPE, LLC (2)	595	560
Funds from operations (FFO)	$4,751	$2,956
Organization and offering costs	395	184
Modified funds from operations (MFFO)	$5,146	$3,140

(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data.

Hartman SPE, LLC	December 31,
	2020	2019
Net loss	$(2,359)	$(7,159)
Depreciation and amortization expense	26,438	25,687
FFO	$24,079	$18,528

Weighted average ownership	2.47%	3.02%

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

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2019 through December 31, 2020:

Period	Cash	DRP & Stock	Total
First Quarter 2020	$771,000	$543,000	$1,314,000
Second Quarter 2020	$790,000	$605,000	$1,395,000
Third Quarter 2020	$798,000	$605,000	$1,403,000
Fourth Quarter 2020	$821,000	$620,000	$1,441,000
Total	$3,180,000	$2,373,000	$5,553,000
First Quarter 2019	$305,000	$388,000	$693,000
Second Quarter 2019	$388,000	$484,000	$872,000
Third Quarter 2019	$498,000	$646,000	$1,144,000
Fourth Quarter 2019	$746,000	$629,000	$1,375,000
Total	$1,937,000	$2,147,000	$4,084,000

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.

For the year ended December 31, 2020, we paid aggregate distributions of $5,553,000, including $3,180,000 of distributions paid in cash and $2,373,000 issued in common stock as stock distributions and pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $4,141,000 and our FFO was $4,751,000. For the year ended December 31, 2020, 36% of distributions were paid from net cash provided by operating activities.

For the year ended December 31, 2019, we paid aggregate distributions of $4,084,000, including $1,937,000 of distributions paid in cash and $2,147,000 issued in common stock as stock distributions and pursuant to our distribution reinvestment plan for. During the same period, cash used in operating activities was $2,242,000 and our FFO was $2,956,000. For the year ended December 31, 2019, 52% of distributions were paid from net cash provided by operating activities.

During the period from our inception to December 31, 2020, our cash provided by operating activities was $4,619,000, our net loss was $5,965,000 and our FFO was $8,222,000. Of the $12,191,000 in aggregate distributions paid to our stockholders from inception to December 31, 2020, 38% was paid from net cash provided by operating activities and 62% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

The tax composition of our distributions declared for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Ordinary income (unaudited)	35.7%	52.4%
Return of capital (unaudited)	64.3%	47.6%
Capital gains distribution (unaudited)	—%	—%
Total	100%	100%

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Weaver and Tidwell, L.L.P., an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. Their report is included in "Item 15. Exhibits and Financial Statement Schedules" under the Report of Independent Registered Public Accounting Firm.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to exemption established by rule of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors and their respective ages and positions.

Name	Age	Positions
Allen R. Hartman	69	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	60	Chief Financial Officer and Treasurer
Mark T. Torok	62	Secretary and General Counsel
Richard R. Ruskey	65	Independent Director
John G. Ostroot	84	Independent Director
The biographical descriptions below set forth certain information with respect to our executive officers and directors.
Allen R. Hartman, age 69, is our CEO and Chairman of our Board of Directors as well as President of the parent company of our Advisor, Hartman Advisors LLC, and our property manager, HIR Management. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs.  Currently Mr. Hartman oversees a staff of 112 full and part time employees who manage 44 commercial properties encompassing over 4.4 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.
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

Louis T. Fox, III, age 60, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our Advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Mr. Fox started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox earned a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Mark T. Torok, age 62, has served as our General Counsel and Secretary since April 2016. Mr. Torok also serves as General Counsel for both our advisor and our property manager. In this capacity, Mr. Torok manages our advisor’s in-house legal department and is responsible for all legal matters affecting our company and its affiliates, including our advisor and our property manager. Prior to joining our property manager in June, 2015, Mr. Torok practiced law from 2006 to May 2015, as the founder of The Torok Law Firm P.C., where his practice focused on real estate, securities, and business law. In addition, he served as a fee attorney and provided escrow agent services for Providence Title Insurance Company. Prior to founding The Torok Law Firm in 2006, from 1989 to 1991, Mr. Torok served as a Hearings Officer for the Pennsylvania Insurance Department. From 1991 to 2000 he served as Assistant General Counsel and Assistant Secretary of the various companies of the Erie Insurance Group, a property and casualty insurance company. From 2000 to 2002 he served as Assistant General

Counsel and Assistant Secretary for the United Services Automobile Association (USAA), a property and casualty insurance company. From 2002 to 2004 he served as Assistant General Counsel and Chief Compliance Officer for the companies of the Argonaut Group, a commercial property and casualty insurance company. He subsequently returned to USAA from 2004 to 2006 to serve as Director of Regulatory Compliance before founding his own law firm. Mr. Torok holds the insurance designations of Chartered Property Casualty Underwriter (CPCU) and Associate in Reinsurance (ARe). Mr. Torok holds an inactive real estate agent’s license in Texas and an inactive escrow agent’s license in Texas and is a member of the Texas Bar Association. Mr. Torok earned a Bachelor of Arts degree in Economics from Gettysburg College and a Juris Doctor degree from Willamette University College of Law.

Richard R. Ruskey, age 65, served as an independent director of Hartman Short Term Income Properties XX, Inc. since April 2011. Mr. Ruskey was appointed to the board of directors of the Company on May 14, 2020 following the resignation of Mr. James A. Cardwell. Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments. In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department. In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group. Within a one-year period he became a full-time broker and due diligence officer for the firm. In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer. In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and as a senior due diligence analyst. He is a Certified Public Accountant and Certified Financial Planner and is a member of the American Institute of Certified Public Accountants and the Missouri Society of Certified Public Accountants. He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services. Mr. Ruskey received dual B.S. degrees in Accounting and Finance from Southern Illinois University – Carbondale.

Our board of directors, excluding Mr. Ruskey, has determined that the leadership positions previously and currently held by Mr. Ruskey, and the extensive experience Mr. Ruskey has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Ruskey with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John G. Ostroot, age 84, has served as one of our independent directors since February 2016.  Since January 2008 and July 2009, respectively, Mr. Ostroot has served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc.  He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000. As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C.  Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry.  Since January, 2008 Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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

Audit Committee
Our board of directors has established an audit committee. The members of the audit committee are Messrs. Ruskey and Ostroot, each of whom is “independent” as defined by our charter. Mr. Ruskey serves as the chair of the audit committee and has been designated as the audit committee financial expert pursuant to the requirements of Item 407(d)(5) of Regulation S-K promulgated by the SEC under the Exchange Act.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2020.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2020. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
Richard Ruskey (3)	1,500	23,750	25,250
John G. Ostroot (3)	6,667	21,125	27,792
	$8,167	$44,875	$53,042

(1)  The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2) As described below under “Independent Directors Compensation Plan,” Mr. Richard Ruskey and Ostroot are entitled to receive shares of restricted common stock as non-cash compensation for their service as independent members of our board of directors. On May 14, 2020, James Cardwell, an independent director on the Company's board of directors and as a member and chairman of the Company's Audit committee, retired from the board of directors. During the years ended December 31, 2020 and 2019, Mr. Ruskey was issued 2,427 and 0 restricted common shares and Mr. Ostroot was issued 3,847 and 1,000 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2020 and 2019, respectively. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(3)   Independent director.

Cash Compensation

We pay each of our independent directors an annual retainer of $25,000, plus $2,000 per board meeting attended and $500 per committee meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting. The Audit Committee chair receives $12,500 annually. We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Independent Directors Compensation Plan

Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long term incentive plan. Under our independent director’s compensation plan, each of our independent directors is entitled to receive annually up to $50,000 in shares of restricted common stock. Each new independent director that joins our board of directors will receive 3,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives up to an additional 3,000 shares of restricted common stock. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected. Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer, meeting fees and stock compensation for all board service as if they were serving on a single board. As of December 31, 2020, 10,000 shares of restricted, Class A common stock have been granted to our current independent directors pursuant to the independent director’s compensation plan.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of March 15, 2021, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 8,844,988 shares of our Class A and Class T common stock outstanding as of

March 15, 2021. The address of each beneficial owner listed below is c/o Hartman vREIT XXI, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,100	0.25
John G. Ostroot	3,600	0.04
Richard R. Ruskey	—	—
Louis T. Fox, III	—	—
Mark T. Torok	—	—
All Officers and Directors as a group	25,700	0.29

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
(2) Includes 22,100 shares of common stock owned by our advisor, Hartman XXI Advisors LLC.  Effective July 1, 2020, our Advisor is wholly owned by Hartman Short Term Income Properties XX, Inc.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	(1) 440,565
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	440,565

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from our inception (September 3, 2015) to December 31, 2020 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

As of December 31, 2020, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership.

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

Our Relationships with our Advisor and our Property Manager

Hartman XXI Advisors, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in September 2015 and is a wholly owned subsidiary of Hartman Advisors, LLC. Effective July 1, 2020, our Advisor is owned by Hartman Short Term Income Properties XX, Inc. Effective July 1, 2020, Hartman Income REIT Management, Inc., our property manager and sponsor, is owned by Hartman Short Term Income Properties XX, Inc. as a result of a merger. All of our officers and directors, other than our independent directors, are officers of our advisor and property manager and serve, and may serve in the future, other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.
•We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2020 and 2019, we incurred acquisition fees of $168,000 and $1,128,000, respectively, payable to our advisor.
•We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available.For the years ended December 31, 2020 and 2019, we paid asset management fees of $553,000 and $309,000, respectively, payable to our advisor.
•We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be paid in addition to the acquisition fee paid to our advisor. For the years ended December 31, 2020 and 2019, we did not pay our advisor any debt financing fees.
•If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.  With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2020 and 2019, we did not pay our advisor any disposition fees.

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
•Pursuant to our advisory agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our advisory agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2020, our total operating expenses were $15,030,000. Of the $15,030,000 in total operating expenses incurred during the year ended December 31, 2020, we reimbursed our advisor $0 in operating expenses during the year ended December 31, 2020.
•We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the years ended December 31, 2020 and 2019, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.

Our advisory agreement has a one-year term expiring June 24, 2021, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., with respect to the management of our properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the years ended December 31, 2020 and 2019, respectively, we have paid property management fees and reimbursements of $2,504,000 and $1,088,000, to our property manager.

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

On November 1, 2019, the Company had an unsecured promissory note receivable from Hartman XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $2,789,000 and $4,400,000 as of December 31, 2020 and 2019. The maturity date of the note is October 31, 2021.

Effective August 4, 2020, the Company transferred the balance due from Hartman Short Term Income Properties XX, Inc. in the amount of $8,200,000 together with additional advances in the amount of $2,411,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The maturity date of the notes is December 31, 2021.

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

We have a three-member board of directors. One of our directors, Allen R. Hartman, is affiliated with our sponsor and its affiliates, and we do not consider Mr. Hartman to be an independent director. After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, our board has determined that Messrs. Ruskey and Ostroot, who comprise the majority of our board, qualify as independent directors as defined in our charter.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee of our board of directors has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2020 and 2019. The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2020 and 2019, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2020 and 2019 are set forth in the table below.

	2020	2019
Audit fees	$154,000	$164,000
Audit-related fees	127,000	16,000
Tax fees	30,000	24,000
Total	$311,000	$204,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 31, 2021.
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

By:	/s/ Allen R. Hartman	Date: March 31, 2021
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 31, 2021
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Richard R. Ruskey	Date: March 31, 2021
Richard R. Ruskey, Director and Chair of the Audit Committee

By:	/s/ John G. Ostroot	Date: March 31, 2021
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

10.23*	Master Credit Facility Agreement dated March 10, 2020 by and between East West Bank and Hartman vREIT XXI Operating Partnership, L.P.
10.24*	Revolving Promissory Note dated March 10, 2020 by Hartman vREIT XXI Operating Partnership, L.P. and Hartman vREIT XXI, Inc. in favor of East West Bank
10.25*	Deed of Trust, Assignment of Rents and Security Agreement dated March 10, 2020 by Hartman Park Ten Place I & II, LLC in favor of East West Bank
10.26*	Deed of Trust, Assignment of Rents and Security Agreement dated March 10, 2020 by Hartman Timberway II, LLC in favor of East West Bank
10.27*	Deed of Trust, Assignment of Rents and Security Agreement dated March 10, 2020 by Hartman Village Pointe, LLC in favor of East West Bank
10.28*
Real Property Management Agreement dated November 21, 2019 by and between Hartman Income REIT Management, Inc. and Hartman Park Ten Place I & II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2019)

10.29*
Real Property Management Agreement dated November 21, 2019 by and between Hartman Income REIT Management, Inc. and Hartman Timberway II, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 27, 2019)

10.30*	Real Property Management Agreement dated November 14, 2016 by and between Hartman Village Pointe, LLC and Hartman Income REIT Management, Inc.
10.31*	Assignment of Property Management Agreements dated March 10, 2020 in favor of East West Bank
21.1*	List of subsidiaries of Hartman vREIT XXI, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*    Filed Herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hartman vREIT XXI, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s revolving credit loan and term loan have maturity dates less than twelve months from the date these consolidated financial statements are issued, which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 31, 2021

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2020	2019
ASSETS
Real estate assets, at cost	$80,674	$77,173
Accumulated depreciation and amortization	(10,849)	(4,691)
Real estate assets, net	69,825	72,482
Investment in tenancy in common interest, net	3,926	—
Total	73,751	72,482

Cash and cash equivalents	408	133
Restricted cash	139	278
Note receivable - related party	13,400	4,400
Investment in unconsolidated entities	11,734	8,027
Deferred lease commissions, net	760	314
Accrued rent and accounts receivable, net	1,849	964
Prepaid expenses and other assets	271	573
Acquisition deposits	125	1,850
Due from related parties	—	550
Total assets	$102,437	$89,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$35,213	$18,317
Accounts payable and accrued expenses	4,109	4,003
Subscriptions for common stock	130	—
Due to related parties	420	—
Tenants' security deposits	577	646
Total liabilities	40,449	22,966
Commitments and contingencies

Special Limited Partnership Interests	1	1

Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,342,318 and 8,057,390 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	83	80
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 468,982 shares and 454,256 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	80,519	77,573
Accumulated distributions and net loss	(18,620)	(11,054)
Total stockholders' equity	61,987	66,604
Total liabilities and total equity	$102,437	$89,571
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
	Year Ended December 31,
	2020	2019
Revenues
Rental revenues	$12,073	$6,765
Tenant reimbursements and other revenues	955	713
Total revenues	13,028	7,478

Expenses (income)
Property operating expenses	4,952	2,853
Asset management fees	553	309
Organization and offering costs	395	184
Real estate taxes and insurance	2,495	1,175
Depreciation and amortization	6,158	3,481
General and administrative	1,018	525
Interest expense	1,005	568
Interest and dividend income	(1,546)	(532)
Total expenses, net	15,030	8,563

Net loss	$(2,002)	$(1,085)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.23)	$(0.18)
Weighted average number of common shares outstanding, basic and diluted	8,691	6,075

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net loss	Total
Balance at December 31, 2018	3,721	$37	$34,004	$(5,724)	$28,317
Issuance of common shares	4,803	48	47,129	—	47,177
Redemption of common shares	(12)	—	(111)	—	(111)
Selling commissions	—	—	(3,449)	—	(3,449)
Dividends and distributions declared	—	—	—	(4,245)	(4,245)
Net loss	—	$—	$—	$(1,085)	$(1,085)
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	311	3	3,287	—	3,290
Redemption of common shares	(12)	—	(143)	—	(143)
Selling commissions	—	—	(198)	—	(198)
Dividends and distributions (DRP)	—	—	—	(2,373)	(2,373)
Dividends and distributions (cash)	—	—	—	(3,191)	(3,191)
Net loss	—	—	—	(2,002)	(2,002)
Balance at December 31, 2020	8,811	$88	$80,519	$(18,620)	$61,987

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,002)	$(1,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	65	29
Depreciation and amortization	6,158	3,481
Deferred loan and lease commission costs amortization	291	136
Bad debt provision	75	7
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(960)	(812)
Deferred leasing commissions	(568)	(272)
Prepaid expenses and other assets	175	(416)
Accounts payable and accrued expenses	6	1,400
Due to /from related parties	970	(211)
Tenants' security deposits	(69)	(15)
Net cash provided by operating activities	$4,141	$2,242
Cash flows from investing activities:
Acquisition deposit	(125)	(1,740)
Investment in TIC	(2,076)	—
Additions to real estate	(3,501)	(45,512)
Note receivable - related parties	(9,000)	(4,400)
Investment in unconsolidated entities	(3,707)	—
Net cash used in investing activities	$(18,409)	$(51,652)
Cash flows from financing activities:
Proceeds from issuance of common stock	$1,068	$45,203
Payment of redemption of common stock	(143)	(111)
Distributions paid in cash	(3,180)	(1,937)
Payment of selling commissions	(198)	(3,449)
Deferred loan costs paid	(198)	(83)
Escrowed investor proceeds	—	51
Change in subscriptions for common stock	130	(51)
Proceeds from revolving credit facility	17,400	18,550
Repayments under revolving credit facility	(475)	(10,819)
Repayments on term loan	—	(3,525)
Net cash provided by financing activities	$14,404	$43,829

Net increase (decrease) in cash and cash equivalents and restricted cash	$136	$(5,581)
Cash and cash equivalents and restricted cash, beginning of period	411	5,992
Cash and cash equivalents and restricted cash, end of period	$547	$411

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$835	$412
Supplemental disclosures of non-cash activities:
(Decrease)/Increase in distributions payable	$49	$41
Distributions paid in stock	$2,324	$2,106
Transfer of acquisition deposit to investment in TIC	$1,850	$—
Notes received to settle related party receivable from Hartman XX	$10,611	$—
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

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2020, 900,000,000 shares of capital stock are classified as common stock, par value $0.01 per share. 270,000,000 are classified and designated as Class A common stock (“Class A Shares”), 280,000,000 are classified and designated as Class S common stock ("Class S Shares"), 280,000,000 are classified and designated as Class I common stock ("Class I Shares"), and 70,000,000 are classified and designated as Class T Common stock (“Class T Shares”).

Effective January 26, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.23 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

The Company’s board of directors may, in its sole discretion and from time to time, change the price at which the Company offers shares to the public in the primary offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.

The Company’s advisor is Hartman XXI Advisors, LLC (the “Advisor”), a Texas limited liability company and wholly owned subsidiary of Hartman Advisors, LLC. Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor and property manager (“Sponsor” and “Property Manager”).  Effective July 1, 2020, the Advisor and the Property Manager are wholly owned subsidiaries of Hartman Short Term Income Properties XX, Inc. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

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

As of December 31, 2020, the Company had accepted investors' subscriptions for, and issued 8,811,300 shares, net of redemptions, of its Class A and T common stock in its initial public offering, including 603,085 shares issued as stock distributions and pursuant to its distribution reinvestment plan resulting in gross offering proceeds of $86,942,755.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2020 and 2019 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents as of December 31, 2020 and 2019 consisted of demand deposits at commercial banks.

Restricted Cash
Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by mortgage debt agreements.

Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, notes receivable, accrued rent and accounts receivable, accounts payable and accrued expenses, notes payable, net and balance with related parties. The Company considers the carrying value, other than notes payable, net, to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable approximates fair value.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management determines whether an entity is a VIE and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

Primary risks associated with our involvement with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations or capital activities.

Partially owned, non-variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

Management continually analyzes and assesses reconsideration events, including changes in the factors mentioned above, to determine if the consolidation or equity method treatment remains appropriate.

The Company's investments in Hartman SPE, LLC and Hartman XX are accounted for in accordance with accounting standards for equity securities. Management has determined that the Hartman SPE, LLC and Hartman XX investments do not have readily determinable fair values and are recorded at cost minus impairment. The Company's investment in 3100 Weslayan is accounted for as an equity method investment.

The Company evaluates its investment in real estate joint ventures and partnerships for impairment each reporting period. The Company evaluates various factors, including operating results of the investee, ability and intent to hold the investment and views on current market and economic conditions, when determining if there is a decline in the investment value. The Company will record an impairment charge if it's determined that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions. There is no certainty that impairments will not occur in the future if market conditions decline or if management’s plans for these investments change.

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

Impairment

The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value.  Management has determined that there has been no impairment in the carrying value of the Company’s real estate and other assets as of December 31, 2020.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of December 31, 2020 and 2019, the Company had $271,000 and $573,000, respectively in prepaid expense and other assets.

Acquisition Deposits

Acquisition deposits represent funds in escrow or advanced to a seller of a property which the Company plans to acquire. As of December 31, 2020 and 2019, the Company had acquisition deposits of $125,000 and $1,850,000, respectively, which are included in the consolidated balance sheets.

Organization and Offering Costs

As of December 31, 2020, total organization and offering costs incurred for the offering amounted to $1,773,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the years ended December 31, 2020 and 2019, such costs totaled $395,000 and $184,000, respectively.

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

For the years ended December 31, 2020 and 2019, the Company had net loss of $2,002,000 and $1,085,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2020 and 2019, respectively.

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests - see Note 13. As of December 31, 2020 and 2019, there were no common shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2020 and 2019.

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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 19% of total annualized rental revenue for the year ended December 31, 2020. There were no major tenants for the same period ended December 31, 2019.

Going Concern Evaluation

Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company's has a $20 million revolving credit loan with a maturity date of December 27, 2021. In order to renew or extend the revolving credit loan, the Company must meet the lenders underwriting criteria at the time of such renewal or extension request. The Company has a $2,520,000 term loan with an extended maturity date of March 14, 2022. In order to further extend the term loan maturity date, the Company must meet the second extension criteria set forth in the term loan agreement.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the fact of the uncertainty regarding the loan maturities. Management believes that the Company will be able to extend the maturity date or renew the loans for one year or longer which will mitigate the maturity dates issue within one year of the issuance date of these consolidated financial statements.

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

In March 2020, issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Real Estate

The Company’s real estate assets, net as of December 31, 2020 and 2019 consisted of the following, in thousands:

	December 31,
	2020	2019
Land	$16,816	$16,816
Buildings and improvements	56,381	52,880
In-place lease value intangible	7,477	7,477
	80,674	77,173
Less accumulated depreciation and amortization	(10,849)	(4,691)
Total real estate assets, net	$69,825	$72,482

Depreciation expense for the years ended December 31, 2020 and 2019 was $3,650,000 and $1,790,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2020	2019
In-place lease value intangible	$7,477	$7,477
Less: In-place leases – accumulated amortization	(4,951)	$(2,443)
Acquired lease intangible assets, net	$2,526	$5,034

The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, thousands:

December 31,	In-place lease amortization
2021	$(1,696)
2022	(747)
2023	(83)
2024	—
2025	—
Thereafter	—
Total	$(2,526)

Amortization expense for the years ended December 31, 2020 and 2019 was $2,508,000 and $1,691,000 respectively.

Acquisition fees incurred were $168,000 and $1,128,000 for the years ended December 31, 2020 and 2019, respectively. The acquisition fee has been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $553,000 and $309,000 for the years ended December 31, 2020 and 2019, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

On December 29, 2020, the Company completed its acquisition of tenant-in-common interests representing an ownership of approximately 83% of an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% TIC ownership is owned by Allen Hartman. The tenant-in-common interests were acquired from unrelated third parties, for cash consideration of $3,758,000, and reflects the Company's share of the underlying net assets and liabilities of Weslayan. In connection with the Weslayan TIC

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The Weslayan property is collateral for the loan. As of December 31, 2020, the loan had an outstanding principal balance of $3,997,000 and a current interest rate of 4.66%. The maturity date of the loan is August 6, 2024. Installments of principal and interest are payable monthly. The Company incurred $168,000 of acquisition fees from our Advisor from the purchase. The Company exercises significant influence as a result of the Weslayan TIC ownership interest, but the company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheet within the "Investment in tenant in common interest, net" line item.

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

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the Park Ten place and Timberway, in thousands:

Assets acquired:
Real estate assets	$20,090
Total assets	$20,090
Liabilities assumed:
Real estate property taxes	(506)
Escrow-TI-LC	(406)
Prepaid rents	(46)
Security deposits	(196)
Total liabilities assumed	$(1,154)
Fair value of net assets acquired	$18,936

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

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the 1400 Broadfield, 16420 Park Ten and 7915 FM 1960, in thousands:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets acquired:
Real estate assets	$21,064
Total assets	21,064
Liabilities assumed:
Real estate Property Taxes	(460)
Prepaid rents	(17)
Security deposits	(285)
Total liabilities assumed	(762)
Fair value of net assets acquired	$20,302

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

The following table summarizes the fair value of the assets acquired and the liabilities assumed based upon the Company’s purchase price allocation of the 11211 Katy Freeway property acquisition, in thousands:

Assets acquired:
Real estate assets	$4,494
Total assets	4,494
Liabilities assumed:
Prepaid rents	(16)
Security deposits	(53)
Total liabilities assumed	$(69)
Fair value of net assets acquired	$4,425

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

As of September 24, 2020 the Company completed the acquisition of 661,940 HIREIT common shares and 80,000 Hartman Income REIT Operating Partnership ("HIROP") OP units for consideration of $3,709,703.

The HIREIT common shares and HIROP OP units acquired were converted to 497,926 Hartman XX common shares and 60,178 Hartman XX Operating Partnership OP units in connection with the merger of those entities effective July 1, 2020.

The Company's investment in Hartman SPE, LLC and Hartman XX do not have a readily determinable fair value and are recorded at cost minus impairment. The aggregate carrying amount for the investments is $11,734,000. The Company did not receive any distributions from Hartman SPE, LLC for the year ended December 31, 2020. The Company recognized dividend

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income of $605,000 and $409,000, respectively from Hartman Short Term Income Properties XX, Inc. for the year ended December 31, 2020 and 2019.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2020	2019
Tenant receivables	$1,167	$714
Accrued rent	829	322
Allowance for uncollectible accounts	(147)	(72)
Accrued rents and accounts receivable, net	$1,849	$964

As of December 31, 2020 and 2019, the Company had an allowance for uncollectible accounts of $147,000 and $72,000, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness. For the years ended December 31, 2020 and 2019, the Company recorded bad debt expense in the amount of $75,000 and $7,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2020 is as follows, in thousands:

December 31,	Minimum Future Rents
2021	$10,364
2022	7,032
2023	5,736
2024	3,654
2025	1,981
Thereafter	768
Total	$29,535

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

			December 31,
Property/Facility	Current Maturity	Rate (1)	2020	2019
Richardson Tech Center (2)	March 2021	L + 275 bps	$2,520	$2,520
Master Credit Facility Agreement -EWB (3)	December 2021	P - 50 bps	20,000	16,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50 bps	12,925	—
			35,445	18,520
Less unamortized deferred loan costs			(232)	(203)
			$35,213	$18,317

(1) One-month LIBOR ("L"); Prime ("P")
(2) Payable in monthly installments of interest only until the maturity date. The interest rate for the Richardson Tech Center note as of December 31, 2020 was 2.89%. On March 26, 2021 the Company entered into an amendment with the lender

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extending the maturity date to March 14, 2022. Principal and interest installments of $12,345 are payable monthly until the amended maturity date. Refer to Note 15 for additional information.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of December 31, 2020 the MCFA is secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of December 31, 2020 was 2.75%. The outstanding balance under the MCFA was $20,000,000 as of December 31, 2020 and the amount available to be borrowed was $0.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The credit agreement matures on March 9, 2023. The interest rate as of December 31, 2020 was 2.75%. After the initial interest period, the interest rate resets to Prime minus 50 basis points. The outstanding balance under the MCFA II was $12,925,000 as of December 31, 2020 and the amount available to be borrowed was $1,000,000.

Interest expense for the years ended December 31, 2020 and 2019 was $1,005,000 and $568,000, respectively, including $169,000 and $108,000 of deferred loan cost amortization. Unamortized deferred loan costs were $232,000 and $203,000 as of December 31, 2020 and 2019, respectively. Interest expense of $84,000 and $61,000 was payable as of December 31, 2020 and 2019, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. The Advisor earned from the Company acquisition fees of $168,000 and $1,128,000, respectively, for the years ended December 31, 2020 and 2019.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the years ended December 31, 2020 and 2019.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On November 1, 2019, the Company issued an unsecured promissory note to Hartman XX, an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $2,789,000 and $4,400,000 as of December 31, 2020 and 2019, respectively. The maturity date of the note is October 31, 2021.

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

For the years ended December 31, 2020 and 2019, the Company incurred property management fees and reimbursable costs of $1,323,000 and $725,000 payable to the Property Manager and asset management fees of $553,000 and $309,000 payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the years December 31, 2020 and 2019, the company incurred construction management fees of $264,000 and $91,000, respectively and $917,000 and $272,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the balance sheets.

As of December 31, 2020, the Company had $126,000 due to the Advisor and $581,000 due from Hartman Short Term Income Properties XX, Inc., $1,323,000 due to the Property Manager and $448,000, due from other Hartman affiliates. As of December 31, 2019, the Company had $106,000 due to the Advisor and $417,000 due from Hartman Short Term Income Properties XX, Inc., $229,000 due from the Property Manager and $10,000 due to other Hartman affiliates.

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	December 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders (in thousands)	$(2,002)	$(1,085)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,691	6,075
Basic loss per common share	$(0.23)	$(0.18)

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

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2020	2019
Ordinary income (unaudited)	35.7%	52.4%
Return of capital (unaudited)	64.3%	47.6%
Capital gains distribution (unaudited)	—%	—%
Total	100.0%	100.0%

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $62,000 and $33,000 was recorded in the consolidated financial statements for the years ended December 31, 2020 and 2019 respectively, with a corresponding charge to real estate taxes and insurance.

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2020, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

At inception, the Company sold 22,100 shares of common stock to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of December 31, 2020, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.
Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the years ended December 31, 2020 and 2019 the Company granted 6,311 and 2,500 shares, respectively of restricted common stock to independent directors as compensation for services. The Company recognized $65,000 and $29,000 as stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively, based upon the offering price of $10.30 and $11.70 , respectively per common share.

Distributions

The following table reflects total distributions paid in cash and issued in shares of our common stock for the periods indicated, in thousands:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period	Cash	DRP & Stock	Total
First Quarter 2020	$771	$543	$1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
Total	$3,180	$2,373	$5,553
First Quarter 2019	$305	$388	$693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
Total	$1,937	$2,147	$4,084

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

The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.  No awards have been granted under the Incentive Award Plan as of December 31, 2020. Awards under the Independent Directors Compensation Plan for the years ended December 31, 2020 and 2019, respectively, consisted of 6,311 and 2,500 restricted, Class A common shares to our independent directors, valued at $10.30 and $11.70 per share based on the Offering price.  The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Contingencies

Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the year ended December 31, 2020 have been prepared in light of these circumstances. Management has determined that there has been no impairment on real estate assets.. However, circumstances related to the COVID-19 pandemic may result in recording impairments in future periods.

Note 15 – Subsequent Events
On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XX each approved the merger of the Hartman XX with and into the Company. On January 26, 2021, the respective boards determined to delay the merger transaction.

Effective January 26, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.23 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

On March 26, 2021, the Company entered into Loan Modification Agreement No. 1 exercising its first extension option of the Richardson Tech Center loan agreement to extend the loan maturity date to March 14, 2022. Under the terms of the amendment, principal and interest installments of $12,345 are payable monthly until the maturity date, where the Company may exercise its second extension option if certain terms and conditions are met.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2020

(in thousands)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Village Pointe	2/8/2017	1982	$1,762	$4,380	$1,084	$7,226	$188
Richardson Tech Center	3/14/2018	1987	$1,260	$2,999	$906	$5,165	$510
Spectrum Building	12/27/2018	1986	$2,631	$12,862	$1,458	$16,951	$712
11211 Katy Freeway	1/10/2019	1976	$874	$2,926	$694	$4,494	$2,194
1400 Broadfield	10/1/2019	1982	$2,395	$6,208	$978	$9,581	$482
16420 Park Ten	10/1/2019	1982	$1,878	$5,115	$518	$7,511	$380
7915 FM 1960	10/1/2019	1982	$993	$2,808	$171	$3,972	$378
Timberway II	11/21/2019	1982	$2,973	$8,029	$889	$11,891	$414
One Park Ten	11/21/2019	1982	$769	$2,197	$109	$3,075	$208
Two Park Ten	11/21/2019	1982	$1,281	$3,174	$670	$5,125	$217
Total			$16,816	$50,698	$7,477	$74,991	$5,683

	Gross Carrying Amount at December 31, 2020
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation and Amortization	Net Book Carrying Value	Encumbrances (1)
Village Pointe	$1,762	$4,567	$1,084	$7,413	$(1,766)	$5,647
Richardson Tech Center	$1,260	$3,510	$906	$5,676	$(1,411)	$4,265	$2,520
Spectrum Building	$2,631	$13,574	$1,457	$17,662	$(2,386)	$15,276
11211 Katy Freeway	$874	$5,120	$694	$6,688	$(1,320)	$5,368
1400 Broadfield	$2,395	$6,690	$978	$10,063	$(1,114)	$8,949
16420 Park Ten	$1,878	$5,495	$518	$7,891	$(780)	$7,111
7915 FM 1960	$993	$3,186	$171	$4,350	$(475)	$3,875
Timberway II	$2,973	$8,443	$889	$12,305	$(933)	$11,372
One Park Ten	$769	$2,406	$109	$3,284	$(195)	$3,089
Two Park Ten	$1,281	$3,390	$671	$5,342	$(469)	$4,873
Total	$16,816	$56,381	$7,477	$80,674	$(10,849)	$69,825	$2,520

(1)    Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 7.

	Years ended December 31,
	2020	2019
Balance at beginning of period	$77,173	$29,674
Additions during the period:
Acquisitions	—	45,649
Improvements	3,501	1,850
Balance at end of period	$80,674	$77,173