Form 10-Q
period 2021-03-31
Hartman vREIT XXI, Inc.
filed 2021-05-13
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 1, 2021 there were 8,886,247 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate assets, at cost	$81,313	$80,674
Accumulated depreciation and amortization	(12,240)	(10,849)
Real estate assets, net	69,073	69,825
Investment in tenancy in common interest, net	3,632	3,926
Total	72,705	73,751

Cash and cash equivalents	431	408
Restricted cash	170	139
Notes receivable - related party	13,400	13,400
Investment in unconsolidated entities	11,734	11,734
Deferred lease commissions, net	840	760
Accrued rent and accounts receivable, net	2,381	1,849
Prepaid expenses and other assets	131	271
Acquisition deposits	125	125
Total assets	$101,917	$102,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$36,230	$35,213
Accounts payable and accrued expenses	3,601	4,109
Due to related parties	1,379	420
Subscriptions for common stock	80	130
Tenants' security deposits	595	577
Total liabilities	41,885	40,449

Special limited partnership interests	1	1
Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,390,166 and 8,342,318 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	83	83
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 471,446 shares and 468,982 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	81,034	80,519
Accumulated distributions and net loss	(21,091)	(18,620)
Total stockholders' equity	60,031	61,987
Total liabilities and total equity	$101,917	$102,437
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenues	$2,964	$3,037
Tenant reimbursements and other revenues	332	332
Total revenues	3,296	3,369

Expenses (income)
Property operating expenses	1,821	1,334
Asset management fees	138	144
Organization and offering costs	1	16
Real estate taxes and insurance	602	569
Depreciation and amortization	1,391	1,462
General and administrative	271	272
Interest expense	284	242
Interest and dividend income	(440)	(232)
Equity in losses of equity method investment	294	—
Total expenses, net	4,362	3,807

Net loss	$(1,066)	$(438)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.12)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	8,839	8,567

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	109	1	1,262	—	1,263
Redemptions of common shares	(2)	—	(26)	—	(26)
Selling commissions	—	—	(90)	—	(90)
Dividends and distributions (DRP)	—	—	—	(590)	(590)
Dividends and distributions (cash)	—	—	—	(774)	(774)
Net loss	—	—	—	(438)	(438)
Balance at March 31, 2020	8,619	$86	$78,719	$(12,856)	$65,949

	Class A and Class T Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2020	8,811	$88	$80,519	$(18,620)	$61,987
Issuance of common shares	56	—	565	—	565
Redemptions of common shares	(5)	—	(47)	—	(47)
Selling commissions	—	—	(3)	—	(3)
Dividends and distributions (DRP)	—	—	—	(566)	(566)
Dividends and distributions (cash)	—	—	—	(839)	(839)
Net loss	—	—	—	(1,066)	(1,066)
Balance at March 31, 2021	8,862	$88	$81,034	$(21,091)	$60,031

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,066)	$(438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	7	7
Depreciation and amortization	1,391	1,462
Deferred loan and lease commission costs amortization	90	70
Equity in losses of equity method investment	294	—
Bad debt provision	—	22
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(532)	(100)
Deferred lease commissions	(127)	(324)
Prepaid expenses and other assets	140	(169)
Accounts payable and accrued expenses	(788)	(1,697)
Due to/from related parties	959	(29)
Tenants' security deposits	18	12
Net cash provided by (used in) operating activities	386	(1,184)
Cash flows from investing activities:
Additions to real estate	(639)	(667)
Acquisition deposit	—	(12)
Notes receivable-related parties	—	(3,800)
Net cash used in investing activities	(639)	(4,479)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	818
Payment of redemption of common stock	(47)	(26)
Distributions paid in cash	(566)	(771)
Payment of selling commissions	(3)	(90)
Deferred loan costs paid	(28)	(192)
Change in subscriptions for common stock	(50)	—
Proceeds from revolving credit facility	1,001	6,101
Net cash provided by financing activities	307	5,840

Net (decrease) increase in cash and cash equivalents and restricted cash	54	177
Cash and cash equivalents and restricted cash, beginning of period	547	411
Cash and cash equivalents and restricted cash, end of period	$601	$588

Supplemental cash flow information:
Cash paid for interest	$244	$198
Supplemental disclosures of non-cash investing and financing activities:
Increase in distributions payable	$273	$47
Distributions paid in stock	$566	$543

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
On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of March 31, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”).
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2021, the Company had accepted investors' subscriptions for, and issued 8,861,612 shares, net of redemptions, of its Class A and Class T common stock in its initial public offering, including 658,029 shares issued as stock distributions and pursuant to its distribution reinvestment plan, resulting in gross proceeds of $87,462,193.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of March 31, 2021, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of March 31, 2021, and the results of its consolidated operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The consolidated financial statements herein are condensed and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of March 31, 2021 and December 31, 2020 consisted of demand deposits at commercial banks.
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Impairment

       The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of March 31, 2021.

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
Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of March 31, 2021 and December 31, 2020, the Company had $131,000 and $271,000, respectively in prepaid expenses and other assets.

Acquisition Deposits

Acquisition deposits represent funds placed in escrow or advanced to a seller of property which the Company plans to acquire. As of March 31, 2021 and December 31, 2020, the Company had acquisition deposits of $125,000 which are included in the consolidated balance sheets.

Organization and Offering Costs
As of March 31, 2021, total organization and offering costs incurred for the Offering amounted to $1,774,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three months ended March 31, 2021 and 2020, such costs totaled $1,000 and $16,000, respectively.

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
For the three months ended March 31, 2021 and 2020, the Company had net loss of $1,066,000 and $438,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by the Company would more likely than not be sustained upon examination.  Accordingly, the Company has not recognized a liability related to uncertain tax positions as of March 31, 2021 and December 31, 2020, respectively.
Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests – see Note 12. For the three months ended March 31, 2021 and 2020, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2021 and 2020.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 18% and 19% for the three months ended March 31, 2021 and 2020, respectively.
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 – Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Land	$16,816	$16,816
Buildings and improvements	57,020	56,381
In-place lease value intangible	7,477	7,477
	81,313	80,674
Less accumulated depreciation and amortization	(12,240)	(10,849)
Total real estate assets	$69,073	$69,825

Depreciation expense for the three months ended March 31, 2021 and 2020 was $902,000 and $839,000, respectively. Amortization expenses for the three months ended March 31, 2021 and 2020 was $489,000 and $623,000, respectively,

The Company identifies and records the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangibles are amortized over the leases' remaining terms. With respect to all properties owned by the Company, the Company considers all of the in-place leases to be market rate leases.

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	March 31, 2021	December 31, 2020
In-place lease value intangible	$7,477	$7,477
In-place leases – accumulated amortization	(5,440)	(4,951)
Acquired in-place lease intangible assets, net	$2,037	$2,526

Acquisition fees incurred were $0 for the three months ended March 31, 2021 and 2020, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $138,000 and $144,000 for the three months ended March 31, 2021 and 2020, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
On December 29, 2020, the Company completed its acquisition of tenant-in-common interests representing an ownership of approximately 83% of an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% TIC ownership is owned by Allen Hartman. The tenant-in-common interests were acquired from unrelated third parties, for cash consideration of $3,758,000, and reflects the Company's share of the underlying net assets and liabilities of Weslayan. In connection with the Weslayan TIC purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The Weslayan property is collateral for the loan. As of March 31, 2021, the loan had an outstanding principal balance of $3,977,000 and a current interest rate of 4.66%. The maturity date of the loan is August 6, 2024. Installments of principal and interest are payable monthly. The Company incurred $168,000 of acquisition fees from our Advisor from the purchase. The Company exercises significant influence as a result of the Weslayan TIC ownership interest, but the company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheet within the "Investment in tenant in common interest, net" line item. The Company recognized equity in losses of equity method investment of $294,000 and $0 for the three months ended March 31, 2021 and 2020, respectively, related to the Weslayan TIC interest.

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

The Company's investment in Hartman SPE, LLC and Hartman XX do not have a readily determinable fair value and are recorded at cost minus impairment. The aggregate carrying amount for the investments is $11,734,000. The Company did not receive any distributions from Hartman SPE, LLC for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, the Company recognized dividend income of $110,000 and $123,000, respectively from Hartman Short Term Income Properties XX, Inc.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Tenant receivables	$1,630	$1,167
Accrued rent	898	829
Allowance for uncollectible accounts	(147)	(147)
Accrued rents and accounts receivable, net	$2,381	$1,849

As of March 31, 2021 and December 31, 2020, the Company had an allowance for uncollectible accounts of $147,000, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness. For the three months ended March 31, 2021 and 2020, the Company recorded bad debt expense in the amount of $0 and $22,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at March 31, 2021 is as follows, in thousands:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31,	Minimum Future Rents
2021	$10,069
2022	7,149
2023	5,841
2024	3,359
2025	1,851
Thereafter	723
Total	$28,992

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

Property/Facility	Current Maturity	Rate (1)	March 31, 2021	December 31, 2020
Richardson Tech Center (2)	March 2022	L+275bps	$2,520	$2,520
Master Credit Facility Agreement - EWB (3)	December 2021	P - 50bps	20,000	20,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50bps	13,925	12,925
			36,445	35,445
Less unamortized loan costs			(215)	(232)
			$36,230	$35,213
(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of principal and interest until the maturity date. The interest rate as of March 31, 2021 was 3.25%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of March 31, 2021 the MCFA is secured by the Spectrum Building and the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of March 31, 2021 was 2.75%. The outstanding balance under the MCFA was $20,000,000 as of March 31, 2021 and the amount available to be borrowed was $0.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The company entered into a joinder and amendment to the MCFA II facility dated March 29, 2021 which added an office property located in Houston, Texas and owned by Hartman Income REIT Property Holdings, LLC, an affiliate of the Company and Hartman XX, to the collateral security for the credit facility. The Company is a guarantor under the MCFA II credit facility. The borrowing base of the credit facility increased from $13,925,000 to $15,550,000. The credit agreement matures on March 9, 2023. The interest rate as of March 31, 2021 was 2.75%.

On March 29, 2021, the MCFA II credit facility was modified to add a collateral property owned by Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Operating Partnership, LP. HIRPH was added to the MCFA II credit facility by means of a joinder agreement. The borrowing base of the credit facility increased $1,625,000 as a result of the credit facility modification.. The outstanding balance under the MCFA II was $13,925,000 as of March 31, 2021 and the amount available to be borrowed was $1,625,000.

In connection with the Weslayan TIC purchase, the Company became party to a a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The 3100 Weslayan property is collateral for the loan. The loan had an outstanding balance of $3,977,000 as of March 31, 2021 and interest rate of 4.66%.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense for three months ended March 31, 2021 and 2020 was $284,000 and $242,000, respectively, including $43,000 and $43,000 of deferred loan cost amortization. Unamortized deferred loan costs were $215,000 and $232,000 as of March 31, 2021 and December 31, 2020, respectively. Interest expense of $88,000 and $84,000 was payable as of March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, receives an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 were earned by the Advisor for the three months ended March 31, 2021 and 2020, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the three months ended March 31, 2021 and 2020.

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

On November 1, 2019, the Company received an unsecured promissory note from Hartman Short Term Income Properties XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $2,789,000 as of March 31, 2021 and December 31, 2020, respectively. The maturity date of the note is October 31, 2021.

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

For the three months ended March 31, 2021 and 2020, the Company incurred property management fees and reimbursable costs of $331,000 and $335,000, respectively, payable to the Property Manager and asset management

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fees of $138,000 and $144,000, respectively, payable to the Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended March 31, 2021 and 2020, the Company incurred construction management fees of $27,000 and $28,000, respectively, and $127,000 and $324,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

As of March 31, 2021, the Company had $264,000 due to the Advisor, and $1,360,000 due from Hartman Short Term Income Properties XX, Inc., and $2,475,000 due to other Hartman affiliates. As of December 31, 2020, the Company had $126,000 due to the Advisor, and $581,000 due from Hartman Short Term Income Properties XX, Inc., $1,323,000 due to the Property Manager and $448,000 due from other Hartman affiliates.

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders (in thousands)	$(1,066)	$(438)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,839	8,567
Basic loss per common share	$(0.12)	$(0.05)

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of March 31, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

Common Stock

Shares of all classes of common stock entitle the holders to one vote per share on all matters which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General Corporation Law. No classified or designated class of common stock has any preferences or preemptive conversion or exchange rights.

On September 30, 2015, the Company sold 22,100 shares of common stock to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of March 31, 2021, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three months ended March 31, 2021 and 2020, the Company granted 710 and 625 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $7,313 and $7,000 as stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through March 31, 2021 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	62	72	134
Third Quarter 2017	105	115	220
Fourth Quarter 2017	127	163	290
First Quarter 2018	154	192	346
Second Quarter 2018	182	245	427
Third Quarter 2018	215	293	508
Fourth Quarter 2018	237	346	583
First Quarter 2019	305	388	693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
First Quarter 2020	771	543	1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
First Quarter 2021	566	566	1,132
Total	$6,792	$6,531	$13,323

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 11 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the three months ended March 31, 2021 and 2020, respectively, consisted of 710 and 625 restricted, Class A common shares to our independent directors, valued at $10.23 and $11.70 per share based on the Offering price. The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Contingencies
During February 2021, the state of Texas experienced a severe winter storm which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, the Company experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm. The full impact of the winter storm on our electricity expense is still being assessed as we have not yet received all billings for the periods affected. For the three months ended March 31, 2021, the Company has incurred $921,000 of electricity expense compared to $252,000 for the three months ended March 31, 2020. On February 21, 2021 the Public Utility Commission of Texas issued an emergency order immediately suspending electricity disconnections for non-payment until further notice. It is currently unknown if any relief will be granted under future legislation enacted by the Texas state government or if the increase in electricity rates will be subject to litigation. It is possible these circumstances may occur.
Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three month period ended March 31, 2021 have been prepared in light of these circumstances. Management has determined that there has been no impairment on real estate assets. However, circumstances related to the COVID-19 pandemic may result in recording impairments in future periods.
Proposed merger with Hartman XX
On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XX each approved a merger of Hartman XX with and into the Company. On January 26, 2021, the respective boards determined to delay the proposed merger transaction. A definitive effective date for the merger remains to be determined.

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

All forward-looking statements included in this Quarterly Report should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

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

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of March 31, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

As of March 31, 2021, we had accepted subscriptions for, and issued 8,390,166 shares, net of redemptions, of our Class A common stock, including 629,769 shares issued pursuant to our distribution reinvestment plan and stock distributions, and 471,446 shares, net of redemptions, of our Class T common stock, including 28,260 shares issued pursuant to our distribution reinvestment plan and stock distributions, resulting in gross proceeds of $87,462,193. We intend to use the net proceeds from our initial public offering to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the commencement of our follow-on offering. We reserve the right to terminate our initial public offering at any time. D.H. Hill Securities, LLP is the dealer manager for our initial public offering and is responsible for the distribution of our common stock in our initial public offering.

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

Impact of the COVID-19 Pandemic

Since the first quarter of 2020, the COVID-19 pandemic which originated in mainland China has significantly impacted the global and U.S. economies. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. In accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, some of the Company's office property tenants adopted remote working for their office employees, and we increased our janitorial cleaning protocols in our buildings. The Company's retail property tenants have been effected to the extent that they have required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. Restaurant and bar operations in the metropolitan areas in which our properties are located, have been required to limit activities to carry-out and delivery sales and service. The Company’s retail properties account for approximately 5% of the Company’s total base rental income. The rental obligations under our leases have not been materially affected by the pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis.

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
Impact of Severe Winter Weather

During February 2021, the state of Texas experienced a severe winter storm which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, the Company experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm. The full impact of the winter storm on our electricity expense is still being assessed as we have not yet received all billings for the periods affected. For the three months ended March 31, 2021, the Company has incurred $921,000 of electricity expense compared to $252,000 for the three months ended March 31, 2020. On February 21, 2021 the Public Utility Commission of Texas issued an emergency order immediately suspending electricity disconnections for non-payment until further notice. It is currently unknown if any relief will be granted under future legislation enacted by the Texas state government or if the increase in electricity rates will be subject to litigation. It is possible these circumstances may occur.

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
Our Investments

As of March 31, 2021, our investments in real estate assets consist of ten properties listed below and a 2.47% interest in a special purpose entity which includes membership of other Hartman affiliates, approximately 83% tenant in common interest in an office property located in Houston, and a common stock investment in an affiliated REIT.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$615	$14.31	$14.39
Richardson Tech Center	Flex/R&D	Dallas	96,660	61%	$519	8.74	8.58
Spectrum	Office	San Antonio	175,390	90%	$3,814	24.04	23.9
11211 Katy Freeway	Office	Houston	78,642	50%	$606	15.28	15.07
1400 Broadfield	Office	Houston	102,893	71%	$1,384	19.01	18.93
16420 Park Ten Place	Office	Houston	83,760	49%	$939	22.72	22.61
Willowbrook Building	Office	Houston	67,581	38%	$468	18.35	17.94
Timberway II	Office	Houston	130,828	72%	$2,016	21.54	21.53
One Park Ten	Office	Houston	34,089	54%	$318	17.40	17.2
Two Park Ten	Office	Houston	57,126	81%	$895	19.41	19.27
Grand Total			881,215	68%	$11,574	$19.35	$19.23

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, require us to make estimates and assumptions that are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors related to the ongoing viability of our customers.  With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates other than as set forth in the Annual Report for the year ended December 31, 2020.  See Note 2 to our consolidated financial statements in this Quarterly Report for a discussion of our currently adopted accounting policies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2021 versus March 31, 2020.

As of March 31, 2021 and 2020, we owned 10 properties comprising approximately 881,215 and square feet. As of March 31, 2021 and 2020, we owned a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which refer to as the Hartman SPE interest.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended March 31, 2021 and 2020 we had total rental revenues and tenant reimbursements of $3,296,000 and $3,369,000, respectively. The decrease is attributable to slight overall decrease in occupancy over the comparative periods.

Property Operating expenses – Property operating expenses consist of labor, contract services, repairs and maintenance, utilities and management fees. For the three months ended March 31, 2021 and 2020, we had property operating expenses of $1,821,000 and $1,334,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm during February 2021. The storm resulted in significant increases in electric utility billings for the months of February and March 2021.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $138,000 and $144,000 for the three months ended March 31, 2021 and 2020, respectively.

Real estate taxes and insurance – Real estate taxes and insurance were $602,000 and $569,000 for the three months ended March 31, 2021 and 2020, respectively. The increase is attributable to an increase in insurance premiums effective in the second quarter of 2020.
Depreciation and amortization – Depreciation and amortization were $1,391,000 and $1,462,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily related to decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components.

Equity in losses of equity method investment - Equity in losses of equity method investment were $294,000 and $0 for the three months ended March 31, 2021 and 2020, respectively. The increase is due to the 3100 Weslayan TIC interest acquired on December 30, 2020.

General and administrative expenses - General and administrative expenses were $271,000 and $272,000 for the three months ended March 31, 2021 and 2020, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation.

Interest expense - Interest expense was $284,000 and $242,000 for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to overall increase in notes payable from March 31, 2020 to March 31, 2021.

Interest and dividend income - Interest and dividend income was $440,000 and 232,000 for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily due to overall increase in notes receivable from March 31, 2020 to March 31, 2021.

Net loss – We generated a net loss of $1,066,000 and $438,000 for the three months ended March 31, 2021 and 2020. The increase is primarily due to the increase in electricity expenses as a direct result of the severe winter storm in February 2021 mentioned in the property operating expenses section above.

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

The table below summarizes our calculation of FFO and MFFO for the three months ended March 31, 2021 and 2020 and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,067)	$(438)
Depreciation and amortization of real estate assets	1,391	1,462
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	(1)	136
Funds from operations (FFO)	323	1,160
Organization and offering costs	1	16
Modified funds from operations (MFFO)	$324	$1,176

(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data:

Hartman SPE, LLC	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(5,704)	$(989)
Depreciation and amortization expense	5,662	6,491
FFO	$(42)	$5,502

Weighted average ownership	2.47%	2.47%

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through March 31, 2021 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	$62	$72	$134
Third Quarter 2017	$105	$115	$220
Fourth Quarter 2017	$127	$163	$290
First Quarter 2018	$154	$192	$346
Second Quarter 2018	$182	$245	$427
Third Quarter 2018	$215	$293	$508
Fourth Quarter 2018	$237	$346	$583
First Quarter 2019	$305	$388	$693
Second Quarter 2019	$388	$484	$872
Third Quarter 2019	$498	$646	$1,144
Fourth Quarter 2019	$746	$629	$1,375
First Quarter 2020	$771	$543	$1,314
Second Quarter 2020	$790	$605	$1,395
Third Quarter 2020	$798	$605	$1,403
Fourth Quarter 2020	$821	$620	$1,441
First Quarter 2021	$566	$566	$1,132
Total	$6,792	$6,531	$13,323

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the three months ended March 31, 2021, we paid aggregate distributions of $1,132,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $386,000, our net loss was $1,066,000 and our FFO was $323,000. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to March 31, 2021, we paid aggregate distributions of $13,323,000, including stock distributions and distributions paid in shares of common stock pursuant to or distribution reinvestment plan. During this period, cash provided by operating activities was $5,005,000, our net loss was $7,031,000 and our FFO was $8,545,000. For the period from inception to March 31, 2021 approximately 38% of our distributions were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of March 31, 2021, we had accepted investors’ subscriptions for, and issued, 8,390,166 shares, net of redemptions, of our Class A common stock and 471,446 shares, net of redemptions of our Class T common stock in our initial and follow-on public offerings, including 629,769 Class A shares and 28,260 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $87,462,193.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of March 31, 2021, our outstanding secured debt is $36,445,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of March 31, 2021 and 2020, respectively, we had operations from ten commercial real estate properties and investments in unconsolidated real estate entities. During the three months ended March 31, 2021, net cash provided by operating activities was $386,000 versus $(1,184,000) net cash used in operating activities for the three months ended March 31, 2020. The increase in cash provided by operating activities was primarily due to an increase of $988,000 in due to/from related parties, increase of $909,000 in accounts payable and accrued expenses and $197,000 increase in deferred lease commissions.

Cash Flows from Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $639,000 versus $4,479,000 for the three months ended March 31, 2020. The decrease in net cash used in investing activities for the three months ended March 31, 2021 was primarily due to decrease in notes receivable advances to related parties of $3,800,000 during the three months ended March 31, 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $307,000 versus $5,840,000 net cash provided by financing activities for the three months ended March 31, 2020. Cash flows from financing activities decreased mainly due to a decrease of $818,000 in proceeds from issuance of common stock, offset by an decrease in proceeds from revolving credit facility of $5,100,000 for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2021, our borrowings were not in excess of 300% of the value of our net assets.

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

As of March 31, 2021, we had notes payable totaling an aggregate principal amount of $36,445,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable, net) to the consolidated financial statements included in this report.

On November 6, 2020, our board of directors of the Company and the board of directors of Hartman XX each approved a merger of Hartman XX with and into the Company. On January 26, 2021, the respective boards determined to delay the proposed merger transaction. A definitive effective date for the merger remains to be determined.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our Advisor and its affiliates. See Item 13, “Certain Relationships and Related Transactions and Director Independence” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of March 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

The outbreak of the novel coronavirus, COVID-19, has caused and may continue to cause moderate to severe disruptions in the United States as well as Texas state and local economies and could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to the United States economy as well as the economies of the State of Texas and major Texas communities and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Cities in Texas where we own properties and/or have development sites, have substantially "re-opened for business" as the result of the lifting of government restrictions from the state to local levels. Safety protocols at the local level continue to be followed by business establishments including our tenants such as social distancing, capacity limitations and mask requirements. The degree to which businesses have returned to pre-pandemic operations is highly variable..

Future impact of the COVID-19 pandemic on our operations and financial condition will however depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, on-going actions taken to contain or mitigate the impact and effects of the pandemic, and the direct and indirect economic effects of the pandemic and containment measures. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations, and may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended March 31, 2021.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
January 2021	4,635	4,635	$10.23
February 2021	—	—	$—
March 2021	—	—	$—
Total	4,635	4,635	$10.23

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

On May 12, 2020, our board of directors authorized the classification and designation of Class I and Class S common stock. As of March 31, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

From our inception through March 31, 2021, we have recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,385	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,774	Actual
Total expenses	$8,159

As of March 31, 2021, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $73,857,000. For the period from inception through March 31, 2021, the ratio of the cost of raising capital to capital raised was approximately 11.05%.

We intend to use substantially all of the available net proceeds from our initial public offering to continue to invest in a portfolio of real properties. As of March 31, 2021, we used $44,868,000 of the net proceeds from our initial public offering, plus debt financing, to purchase ten properties. We used $8,027,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman XX. We used $3,707,000 of net offering proceeds to invest in Hartman XX common shares and Hartman XX Operating Partnership OP units. We used $13,400,000 of net offering proceeds to invest in our taxable REIT subsidiary and affiliate notes receivable.

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

Date:     May 13, 2021

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     May 13, 2021

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)