Form 10-Q
period 2021-06-30
Hartman vREIT XXI, Inc.
filed 2021-08-16
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-207711
__________

HARTMAN vREIT XXI, INC.
(Exact name of registrant as specified in its charter)

Maryland	38-3978914
(State or Other Jurisdiction of Incorporation or of Organization)	(I.R.S. Employer Identification Number)
2909 Hillcroft
Suite 420
Houston
Texas	77057
(Address of principal executive offices)	(Zip Code)
______________
(713) 467-2222
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2021 there were 8,954,089 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant, consisting of 474,848 shares of Class T common stock, 8,461,093 shares of Class A common stock, 7,813 shares of Class I common stock and 10,336 shares of Class S common stock.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate assets, at cost	$82,261	$80,674
Accumulated depreciation and amortization	(13,635)	(10,849)
Real estate assets, net	68,626	69,825
Investment in tenant in common interest, net	3,584	3,926
Total	72,210	73,751

Cash and cash equivalents	633	408
Restricted cash	201	139
Notes receivable - related party	12,900	13,400
Investment in unconsolidated entities	11,734	11,734
Deferred lease commissions, net	1,027	760
Accrued rent and accounts receivable, net	2,351	1,849
Prepaid expenses and other assets	480	271
Acquisition deposits	125	125
Total assets	$101,661	$102,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$37,644	$35,213
Accounts payable and accrued expenses	4,200	4,109
Due to related parties	523	420
Subscriptions for common stock	—	130
Tenants' security deposits	639	577
Total liabilities	43,006	40,449

Special limited partnership interests	1	1
Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,425,185 and 8,342,318 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	84	83
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 474,002 shares and 468,982 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 10,336 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 7,813 shares issued and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	81,627	80,519
Accumulated distributions and net loss	(23,062)	(18,620)
Total stockholders' equity	58,654	61,987
Total liabilities and total equity	$101,661	$102,437
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenues	$2,932	$3,002	$5,896	$6,039
Tenant reimbursements and other revenues	240	221	572	553
Total revenues	3,172	3,223	6,468	6,592

Expenses (income)
Property operating expenses	1,368	1,227	3,189	2,561
Asset management fees	138	144	276	288
Organization and offering costs	3	70	4	86
Real estate taxes and insurance	581	647	1,183	1,216
Depreciation and amortization	1,395	1,597	2,786	3,059
General and administrative	326	204	597	476
Interest expense	316	242	600	484
Interest and dividend income	(468)	(327)	(908)	(559)
Equity in net loss of tenant in common interest	47	—	342	—
Total expenses, net	3,706	3,804	8,069	7,611

Net loss	$(534)	$(581)	$(1,601)	$(1,019)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.06)	$(0.07)	$(0.18)	$(0.12)
Weighted average number of common shares outstanding, basic and diluted	8,889	8,661	8,866	8,617

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at March 31, 2020	8,619	$86	$78,719	$(12,856)	$65,949
Issuance of common shares	81	1	816	—	817
Redemptions	(5)	—	(59)	—	(59)
Selling commissions	—	—	(53)	—	(53)
Dividends and distributions (DRP based)	—	—	—	(600)	(600)
Dividends and distributions (cash based)	—	—	—	(783)	(783)
Net loss	—	—	—	(581)	(581)
Balance at June 30, 2020	8,695	$87	$79,423	$(14,820)	$64,690

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at March 31, 2021	8,862	$88	$81,034	$(21,091)	$60,031
Issuance of common shares	73	1	804	—	805
Redemptions	(18)	—	(188)	—	(188)
Selling commissions	—	—	(23)	—	(23)
Dividends and distributions (DRP based)	—	—	—	(579)	(579)
Dividends and distributions (cash based)	—	—	—	(858)	(858)
Net loss	—	—	—	(534)	(534)
Balance at June 30, 2021	8,917	$89	$81,627	$(23,062)	$58,654

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	190	2	2,078	—	2,080
Redemptions	(7)	—	(85)	—	(85)
Selling commissions	—	—	(143)	—	(143)
Dividends and distributions (DRP based)	—	—	—	(1,190)	(1,190)
Dividends and distributions (cash based)	—	—	—	(1,557)	(1,557)
Net loss	—	—	—	(1,019)	(1,019)
Balance at June 30, 2020	8,695	$87	$79,423	$(14,820)	$64,690

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2020	8,811	$88	$80,519	$(18,620)	$61,987
Issuance of common shares	129	1	1,369	—	1,370
Redemptions	(23)	—	(235)	—	(235)
Selling commissions	—	—	(26)		(26)
Dividends and distributions (DRP based)	—	—	—	(1,144)	(1,144)
Dividends and distributions (cash based)	—	—	—	(1,697)	(1,697)
Net loss	—	—	—	(1,601)	(1,601)
Balance at June 30, 2021	8,917	$89	$81,627	$(23,062)	$58,654

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,601)	$(1,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	50	13
Depreciation and amortization	2,786	3,059
Deferred loan and lease commission costs amortization	201	143
Equity in net loss of tenant in common interest	342	—
Bad debt provision	14	75
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(516)	(175)
Deferred lease commissions	(378)	(379)
Prepaid expenses and other assets	(209)	269
Accounts payable and accrued expenses	(419)	(1,259)
Due to/from related parties	103	(1,887)
Tenants' security deposits	62	(77)
Net cash provided by (used in) operating activities	435	(1,237)
Cash flows from investing activities:
Additions to real estate	(1,587)	(1,828)
Acquisition deposit	—	(12)
Receipts from notes receivable-related parties	4,063	—
Payments of notes receivable- related parties	(3,563)	(3,800)
Net cash used in investing activities	(1,087)	(5,640)
Cash flows from financing activities:
Proceeds from issuance of common stock	226	780
Payment of redemption of common stock	(235)	(85)
Distributions paid in cash	(1,683)	(1,561)
Payment of selling commissions	(26)	(143)
Borrowings under insurance premium finance note	446	367
Deferred loan costs paid	(38)	(192)
Change in subscriptions for common stock	(130)	—
Proceeds from revolving credit facility	2,400	8,601
Repayments of term loan	(21)	(475)
Net cash provided by financing activities	939	7,292

Net increase in cash and cash equivalents and restricted cash	287	415
Cash and cash equivalents and restricted cash, beginning of period	547	411
Cash and cash equivalents and restricted cash, end of period	$834	$826

Supplemental cash flow information:
Cash paid for interest	$507	$380
Supplemental disclosures of non-cash investing and financing activities:
Increase in distributions payable	$14	$42
Distributions paid in stock	$1,144	$1,148

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
On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of June 30, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”).
Effective May 12, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.23, and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2021, the Company had accepted investors' subscriptions for, and issued 8,917,336 shares, net of redemptions, of its Class A, Class T, Class S, and Class I common stock in its initial public offering, including 713,964 shares issued as stock distributions and pursuant to its distribution reinvestment plan, resulting in gross proceeds of $88,227,080.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of June 30, 2021, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of June 30, 2021, and the results of its consolidated operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the three and six months ended June 30, 2021 and 2020. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of June 30, 2021 and December 31, 2020 consisted of demand deposits at commercial banks.
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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASU 2014-09. The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating expenses. Reimbursements from real estate taxes and certain other expenses are also excluded from ASU 2014-09.

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

Impairment

       The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of June 30, 2021.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of June 30, 2021 and December 31, 2020, the Company had $480,000 and $271,000, respectively in prepaid expenses and other assets.

Acquisition Deposits

Acquisition deposits represent funds placed in escrow or advanced to a seller of property which the Company plans to acquire. As of June 30, 2021 and December 31, 2020, the Company had acquisition deposits of $125,000 which are included in the consolidated balance sheets.

Organization and Offering Costs
As of June 30, 2021, total organization and offering costs incurred for the Offering amounted to $1,777,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and six months ended June 30, 2021 and 2020, such costs totaled $3,000 and $70,000, and $4,000, and $86,000, respectively.

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
For the three months ended June 30, 2021 and 2020, the Company had net loss of $534,000 and $581,000, respectively. For the six months ended June 30, 2021 and 2020, the Company had net loss of $1,601,000 and $1,019,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of June 30, 2021 and December 31, 2020, respectively.
Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests – see Note 12. For the three and six months ended June 30, 2021 and 2020, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2021 and 2020.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 18% and 10% for the six months ended June 30, 2021 and 2020, respectively.
Going Concern Evaluation
Pursuant to ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company's has a $20 million revolving credit loan with a maturity date of December 27, 2021. In order to renew or extend the revolving credit loan, the Company must meet the lenders underwriting criteria at the time of such renewal or extension request. The Company has a $2,499,000 term loan with an extended maturity date of March 14, 2022. In order to further extend the term loan maturity date, the Company must meet the second extension criteria set forth in the term loan agreement.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 3 – Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Land	$16,816	$16,816
Buildings and improvements	57,968	56,381
In-place lease value intangible	7,477	7,477
	82,261	80,674
Less accumulated depreciation and amortization	(13,635)	(10,849)
Total real estate assets	$68,626	$69,825

Depreciation expense for the three months ended June 30, 2021 and 2020 was $920,000 and $944,000, respectively and $1,824,000 and $1,783,000, respectively for the six months ended June 30, 2021 and 2020. Amortization expenses for the three months ended June 30, 2021 and 2020 was $475,000 and $653,000, respectively and $962,000 and $1,276,000, for the six months ended June 30, 2021 and 2020, respectively.

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

The amount of total in-place lease intangible assets and the respective accumulated amortization are as follows, in thousands:

	June 30, 2021	December 31, 2020
In-place lease value intangible	$7,477	$7,477
In-place leases – accumulated amortization	(5,913)	(4,951)
Acquired in-place lease intangible assets, net	$1,564	$2,526

Acquisition fees incurred were $0 for the three and six months ended June 30, 2021 and 2020, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $138,000 and $144,000 for the three months ended June 30, 2021 and 2020, respectively and $276,000 and $288,000 for the six months ended June 30, 2021 and 2020, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 29, 2020, the Company completed its acquisition of tenant in common interests representing an ownership of approximately 83% of an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% TIC ownership is owned by Allen Hartman. The tenant in common interests were acquired from unrelated third parties, for cash consideration of $3,758,000, and reflects the Company's share of the underlying net assets and liabilities of Weslayan. In connection with the Weslayan TIC purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The Weslayan property is collateral for the loan. As of June 30, 2021, the loan had an outstanding principal balance of $3,958,000 and a current interest rate of 4.66%. The maturity date of the loan is August 6, 2024. Installments of principal and interest are payable monthly. The Company incurred $168,000 of acquisition fees from our Advisor from the purchase. The Company exercises significant influence as a result of the Weslayan TIC ownership interest, but the company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheet within the "Investment in tenant in common interest, net" line item. The Company recognized equity in net loss of tenant in common interest of $47,000 and $0 for the three months ended June 30, 2021 and 2020, respectively and $342,000 and $0, respectively for the six months ended June 30, 2021 and 2020, respectively related to the Weslayan TIC interest.

Note 4 — Investment in unconsolidated entities

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Hartman Short Term Income Properties XX, Inc. ("Hartman XX"). The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

On April 14, 2020, the Company made a tender offer to shareholders of Hartman Income REIT, Inc. ("HIREIT") to acquire up to 500,000 shares of HIREIT common stock at a price of $4.00 per share. On May 1, 2020, the Company extended the term of the tender offer until May 13, 2020 and modified the offer to purchase up to 500,000 shares of HIREIT common stock at a price of $5.00 per share.

As of September 24, 2020, the Company completed the acquisition of 661,940 HIREIT common shares and 80,000 Hartman Income REIT Operating Partnership ("HIROP") OP units for consideration of $3,709,703.

The HIREIT common shares and HIROP OP units contemporaneously converted to 497,926 Hartman XX common shares and 60,178 Hartman XX Operating Partnership OP units.

The Company's investment in Hartman SPE, LLC and Hartman XX do not have a readily determinable fair value and are recorded at cost minus impairment. The aggregate carrying amount for the investments is $11,734,000. The Company did not receive any distributions from Hartman SPE, LLC for the six months ended June 30, 2021 and 2020. For the three months ended June 30, 2021 and 2020, the Company recognized dividend income of $115,000 and $122,000, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized dividend income of $225,000 and $245,000, respectively, from Hartman Short Term Income Properties XX, Inc.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Tenant receivables	$1,489	$1,167
Accrued rent	1,023	829
Allowance for uncollectible accounts	(161)	(147)
Accrued rents and accounts receivable, net	$2,351	$1,849

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2021 and December 31, 2020, the Company had an allowance for uncollectible accounts of $161,000 and $147,000, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness. For the three months ended June 30, 2021 and 2020, the Company recorded bad debt expense in the amount of $14,000 and $53,000, respectively and $14,000 and $75,000 for the six months ended June 30, 2021 and 2020, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at June 30, 2021 is as follows, in thousands:

June 30,	Minimum Future Rents
2022	$9,423
2023	7,217
2024	5,756
2025	3,262
2026	1,885
Thereafter	832
Total	$28,375

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

Property/Facility	Current Maturity	Rate (1)	June 30, 2021	December 31, 2020
Richardson Tech Center (2)	March 2022	L+275bps	$2,499	$2,520
Master Credit Facility Agreement - EWB (3)	December 2021	P - 50bps	20,000	20,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50bps	15,325	12,925
			37,824	35,445
Less unamortized loan costs			(180)	(232)
			$37,644	$35,213
(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of principal and interest until the maturity date. The interest rate as of June 30, 2021 was 3.25%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of June 30, 2021 the MCFA is secured by the Spectrum Building and the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of June 30, 2021 was 2.75%. The outstanding balance under the MCFA was $20,000,000 as of June 30, 2021 and the amount available to be borrowed was $0.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The company entered into a joinder and amendment to the MCFA II facility dated March 29, 2021 which added an office property located in Houston, Texas and owned by Hartman Income REIT Property Holdings, LLC, an affiliate of the Company and Hartman XX, to the collateral security for the credit facility. The Company is a guarantor under the MCFA II credit facility. The borrowing base of the credit facility increased

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from $13,925,000 to $15,550,000. The credit agreement matures on March 9, 2023. The interest rate as of June 30, 2021 was 2.75%.

On March 29, 2021, the MCFA II credit facility was modified to add a collateral property owned by Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Operating Partnership, LP. HIRPH was added to the MCFA II credit facility by means of a joinder agreement. The borrowing base of the credit facility increased $1,625,000 as a result of the credit facility modification. The outstanding balance under the MCFA II was $15,325,000 as of June 30, 2021 and the amount available to be borrowed was $225,000.

In connection with the Weslayan TIC purchase, the Company became party to a a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The 3100 Weslayan property is collateral for the loan. The loan had an outstanding balance of $3,958,000 as of June 30, 2021 and interest rate of 4.66%.

Interest expense for three months ended June 30, 2021 and 2020 was $316,000 and $242,000, respectively, including $47,000 and $42,000 of deferred loan cost amortization. Interest expense for the six months ended June 30, 2021 and 2020 was $600,000 and $484,000, respectively, including $90,000 and $85,000 of deferred loan amortization. Unamortized deferred loan costs were $180,000 and $232,000 as of June 30, 2021 and December 31, 2020, respectively. Interest expense of $87,000 and $84,000 was payable as of June 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, receives an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 were earned by the Advisor for the three and six months ended June 30, 2021 and 2020, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the six months ended June 30, 2021 and 2020.

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

On November 1, 2019, the Company received an unsecured promissory note from Hartman Short Term Income Properties XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $6,352,000 and $2,789,000 as of June 30, 2021 and December 31, 2020, respectively. The maturity date of the note is October 31, 2021.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

identified VIEs, an assessment must be made to determine which party to the VIE, if any, has both the power to direct the activities of the VIE that most significantly impacts the performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company is not deemed to be the primary beneficiary of Hartman Retail III Holdings LLC or Hartman Ashford Bayou LLC, each of which qualifies as a VIE. Accordingly, the assets and liabilities and revenues and expenses of Retail III Holdings and Ashford Bayou have not been included in the accompanying consolidated financial statements.

For the three months ended June 30, 2021 and 2020, the Company incurred property management fees and reimbursable costs of $343,000 and $335,000, respectively, payable to the Property Manager and asset management fees of $138,000 and $144,000, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred property management fees and reimbursable costs of $674,000 and $669,000, respectively, payable to the Property Manager and asset management fees of $276,000 and 288,000, respectively. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended June 30, 2021 and 2020, the Company incurred construction management fees of $16,000 and $56,000, respectively, and $250,000 and $55,000, respectively, for leasing commissions. For the six months ended June 30, 2021 and 2020, the Company incurred construction management fees of $43,000 and $84,000, respectively and $378,000 and $379,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

As of June 30, 2021, the Company had $403,000 and $2,623,000 due to the Advisor and Property Manager, respectively, and $1,660,000 and $843,000 due from Hartman Short Term Income Properties XX, Inc., and other Hartman affiliates, respectively. As of December 31, 2020, the Company had $126,000 due to the Advisor and $1,323,000 Property Manger, respectively and $581,000 due from Hartman Short Term Income Properties XX, Inc., and $448,000 other Hartman affiliates.

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders (in thousands)	$(534)	$(581)	$(1,601)	$(1,019)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,889	8,661	8,866	8,617
Basic loss per common share	$(0.06)	$(0.07)	$(0.18)	$(0.12)

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of June 30, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of June 30, 2021, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three and six months ended June 30, 2021 and 2020, the Company granted 4,203 and 625 shares, and 4,888 and 1,250 shares respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $43,000 and $6,000 and $50,000 and $13,000 as stock-based compensation expense for the three and six months ended June 30, 2021 and 2020, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through June 30, 2021 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	62	72	134
Third Quarter 2017	105	115	220
Fourth Quarter 2017	127	163	290
First Quarter 2018	154	192	346
Second Quarter 2018	182	245	427
Third Quarter 2018	215	293	508
Fourth Quarter 2018	237	346	583
First Quarter 2019	305	388	693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
First Quarter 2020	771	543	1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
First Quarter 2021	566	566	1,132
Second Quarter 2021	1,117	578	1,695
Total	$7,909	$7,109	$15,018

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

Note 11 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the three months ended June 30, 2021 and 2020, respectively, consisted of 4,203 and 625 restricted, Class A common shares to our independent directors, valued at $10.23 and $11.70 per share based on the Offering price. The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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
Litigation
During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for some of our properties during the month of and after the storm.

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), an affiliate of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $0.8 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. The Property Manager disputes the amount of liability to Summer and maintains that the pricing mechanism failed and that the prices claimed by Summer are not reasonable nor set in good faith. The Property Manager intends to vigorously defend itself against Summer’s claims. However, the outcome of the pending litigation is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in defending against Summer’s claims, it may take considerable time to resolve the matter.

The amount of the potential liability to Summer can only be reasonably estimable through billings received. Accordingly, the Company has elected to recognize the full amount of the electricity expense billed relating to Winter Storm Uri within the Company’s consolidated statement of operations.

Contingencies
Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2021 have been prepared in light of these circumstances.
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

Among the most significant factor that could cause actual outcomes to differ materially from those expressed or implied in our forward-looking statements continues to be the adverse effect of the pandemic of a novel strain of coronavirus which causes the disease known as COVID-19 (“COVID-19”), including variants thereof, on our business, financial performance and condition, operating results and cash flows, the commercial real estate market and the global economy and financial markets generally. The extent and duration of the continued impacts caused by the COVID-19 pandemic on our company will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and variants thereof and the efficacy and availability of such vaccines, the willingness of the general population to be vaccinated, the duration of associated immunity and efficacy of the currently available vaccines against emerging variants of COVID-19, the potential for business closures that may be mandated or advisable, whether based on increased COVID-19 cases, the continued spread of more contagious variants or other factors, the reduction or reversal of containment measures in certain communities, and the direct and indirect economic effects of the pandemic.

In addition to COVID-19, other factors that could have a material adverse effect on our operations and prospects include, but are not limited to:

•our ability to raise capital in our ongoing public offering;
•the fact that we have a limited operating history and commenced operations on November 14, 2016;
•our ability to effectively deploy the proceeds raised in our initial public offering;
•our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary;

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
On June 24, 2016, we commenced our initial public offering of up to $269 million in shares of common stock, consisting of up to $250 million in shares of our common stock offered to the public and up to $19 million in shares offered to our stockholders pursuant to our distribution reinvestment plan.

Effective January 14, 2020, the SEC declared effective our registration statement (Registration No. 333- 232308) and we commenced our follow-on public offering of up to $180,000,000 in any combination of our Class A and Class T shares of our common stock to the public and up to $5,000,000 in any combination of our shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

On May 12, 2020, our board of directors authorized the classification and designation of Class I and Class S shares of our common stock. Effective July 27, 2020, we amended the registration statement with respect to our follow-on public offering to include the offer and sale of Class I and Class S shares of our common stock, in addition to Class A and Class T shares, in our follow-on public offering.

Effective May 12, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.23 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

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

As of June 30, 2021, we had accepted subscriptions for, and issued 8,425,185 shares, net of redemptions, of our Class A common stock, including 683,124 shares issued pursuant to our distribution reinvestment plan and stock distributions, 474,002 shares, net of redemptions, of our Class T common stock, including 30,840 shares issued pursuant to our distribution reinvestment plan and stock distributions, 10,336 shares, of our Class S common stock, and 7,813 shares of our Class I common stock, resulting in gross proceeds of $88,227,080. We intend to use the net proceeds from our public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis in our follow-on public offering until January 14, 2023, three years from the commencement of our follow-on offering. We reserve the right to terminate our public offering at any time. D.H. Hill Securities, LLP is the dealer manager for our public offerings and is responsible for the distribution of our common stock in our ongoing follow-on public offering.

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

Impact of the COVID-19 Pandemic

Since the first quarter of 2020, the COVID-19 pandemic which originated in mainland China has significantly impacted the global and U.S. economies. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. In accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, some of the Company's office property tenants adopted remote working for their office employees. The Company's retail property tenants have been affected to the extent that they have been required to close or limit hours of operations in the case of experiential businesses such as movie theaters, restaurants and specialty event operations. While all of our markets have embarked upon reopening of businesses, many of our retail tenants have moved activities towards carry-out and delivery sales and service. The Company’s retail properties account for approximately 5% of the Company’s total base rental income. The rental obligations under our leases have not been materially affected by the pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis.

With the increased availability of vaccines, we have begun to see increases in physical occupancy at our properties, which we expect to continue. However, we cannot predict how the COVID-19 pandemic (including the spread of variant strains) may impact our operations in the future. Although the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our tenants or prospective tenants and the world-wide economy is uncertain and will depend on the scope, severity, and duration of the pandemic. A prolonged economic downturn resulting from the pandemic could adversely affect many of our tenants or prospective tenants, which could, in turn, adversely impact our business, financial condition, and results of operations.
Impact of Severe Winter Weather

During February 2021, the state of Texas experienced a severe winter storm, Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm. For the six months ended June 30, 2021, we have incurred $1,142,000 of electricity expense compared to $463,000 for the six months ended June 30, 2020. Refer to Part II - Item 1. Legal Proceedings for additional information.

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
Our Investments

As of June 30, 2021, our investments in real estate assets consist of (i) 10 wholly-owned properties (ii) an approximately 83% tenant in common interest in an office property, (iii) a 2.47% interest in a special purpose entity which is co-owned by affiliates of our Advisor, and (iv) a common stock investment in an affiliated REIT.

The following tables sets forth information regarding our property portfolio as of June 30, 2021.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	79%	$689	$16.04	$16.08
Richardson Tech Center	Flex/R&D	Dallas	96,660	71%	648	9.39	9.39
Spectrum	Office	San Antonio	175,390	90%	3,810	24.13	24.19
11211 Katy Freeway	Office	Houston	78,642	53%	649	15.53	15.51
1400 Broadfield	Office	Houston	102,893	72%	1,530	20.57	20.39
16420 Park Ten Place	Office	Houston	83,760	50%	913	21.71	21.57
Willowbrook Building	Office	Houston	67,581	46%	459	14.8	14.77
Timberway II	Office	Houston	130,828	57%	1,364	18.26	18.16
One Park Ten	Office	Houston	34,089	62%	338	15.94	15.47
Two Park Ten	Office	Houston	57,126	83%	982	20.63	18.56
3100 Weslayan (1)	Office	Houston	78,289	67%	$1,188	$18.27	$18.17
Grand Total			959,504	69%	$12,570	$18.83	$18.63

(1) We own an approximately 83% tenant in common interest in this office property.

REIT Compliance

We elected to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ended December 31, 2017. As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2021 versus June 30, 2020.

As of June 30, 2021 and 2020, we owned 10 properties comprising approximately 881,215 square feet. As of June 30, 2021 and 2020, we owned a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which is referred to as the Hartman SPE interest. As of June 30, 2021, we owed an approximately 83% tenant in common interest in an office property comprising approximately 78,289 square feet located at 3100 Weslayan in Houston, Texas which was acquired on December 29, 2020.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended June 30, 2021 and 2020 we had total rental revenues and tenant reimbursements of $3,172,000 and $3,223,000, respectively. For the six months ended June 30, 2021 and 2020, we had total rental revenues and tenants reimbursement of $6,468,000 and $6,592,000, respectively. The decrease is attributable to the decrease in average base rental rate over the comparative periods. Notwithstanding the increase in same store portfolio occupancy, average net effective base rent per occupied square foot, on an annual basis and excluding tenant in common interest, decreased from $22.46 to $20.64.

Property Operating expenses – Property operating expenses consist of labor, contract services, repairs and maintenance, utilities and management fees. For the three months ended June 30, 2021 and 2020, we had property operating expenses of $1,368,000 and $1,227,000, respectively. For the six months ended June 30, 2021 and 2020, we had property expenses of $3,189,000 and $2,561,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm in Texas during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 13 (Commitments and Contingencies) for additional information regarding Winter Storm Uri.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $138,000 and $144,000 for the three months ended June 30,

2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we paid $276,000 and $288,000, towards asset management fees to our advisor.

Real estate taxes and insurance – Real estate taxes and insurance were $581,000 and $647,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, real estate taxes and insurance were $1,183,000 and $1,216,000, respectively.
Depreciation and amortization – Depreciation and amortization were $1,395,000 and $1,597,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization were $2,786,000 and $3,059,000, respectively. The decrease is primarily related to a decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components.

Equity in net loss of tenant in common interest - Equity in net loss of tenant in common interest was $47,000 and $0 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, equity in net loss of tenant in common interest was $342,000 and $0, respectively. The increase is due to the 83% tenant in common interest in an office property acquired on December 30, 2020. The Weslayan property was also impacted by Winter Storm Uri, which resulted in an increase in electricity utility billings for the months of February and March 2021.

General and administrative expenses - General and administrative expenses were $326,000 and $204,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, general and administrative expenses were $597,000 and $476,000, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation.

Interest expense - Interest expense was $316,000 and $242,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, interest expense was $600,000 and $484,000, respectively. The increase is primarily due to an overall increase in notes payable from March 31, 2020 to June 30, 2021.

Interest and dividend income - Interest and dividend income was $468,000 and $327,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, interest and dividend income was $908,000 and $559,000, respectively. The increase is primarily due to additions to related party notes receivable.

Net loss – We generated a net loss of $534,000 and $581,000 for the three months ended June 30, 2021 and 2020. The decrease in net loss over the three month period is primarily attributable to the decrease in depreciation and amortization expense referenced in the section above. For the six months ended June 30, 2021 and 2020, we generated a net loss of $1,601,000 and $1,019,000, respectively.The increase in net loss over the six month period is primarily due to the increase in electricity expenses as a direct result of Winter Storm Uri referenced in the property operating expenses section above.

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

We define Modified Funds from Operations, or MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.

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

The table below summarizes our calculation of FFO and MFFO for the three and six months ended June 30, 2021 and 2020 and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(534)	$(581)	$(1,601)	$(1,019)
Depreciation and amortization of real estate assets	1,395	1,597	2,786	3,059
Depreciation and amortization of real estate assets of unconsolidated tenant in common interest	128	—	257	—
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	145	261	144	397
Funds from operations (FFO)	1,134	1,277	1,586	2,437
Organization and offering costs	3	70	4	86
Modified funds from operations (MFFO)	$1,137	$1,347	$1,590	$2,523

(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data:

Hartman SPE, LLC	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(417)	$4,292	$(6,121)	$3,303
Depreciation and amortization expense	6,270	6,268	11,932	12,759
FFO	$5,853	$10,560	$5,811	$16,062

Weighted average ownership	2.47%	2.47%	2.47%	2.47%

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through June 30, 2021 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	62	72	134
Third Quarter 2017	105	115	220
Fourth Quarter 2017	127	163	290
First Quarter 2018	154	192	346
Second Quarter 2018	182	245	427
Third Quarter 2018	215	293	508
Fourth Quarter 2018	237	346	583
First Quarter 2019	305	388	693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
First Quarter 2020	771	543	1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
First Quarter 2021	566	566	1,132
Second Quarter 2021	1,117	578	1,695
Total	$7,909	$7,109	$15,018

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the six months ended June 30, 2021, we paid aggregate distributions of $2,827,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period,cash provided by operating activities was $435,000, our net loss was $1,601,000 and our FFO was $1,586,000. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to June 30, 2021, we paid aggregate distributions of $15,018,000, including stock distributions and distributions paid in shares of common stock pursuant to or distribution reinvestment plan. During this period, cash provided by operating activities was $5,054,000, our net loss was $7,566,000 and our FFO was $9,808,000. For the period from inception to June 30, 2021 approximately 34% of our distributions were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of June 30, 2021, we had accepted investors’ subscriptions for, and issued, 8,425,185 shares, net of redemptions, of our Class A common stock and 474,002 shares, net of redemptions of our Class T common stock, 10,336 shares of Class S common stock and 7,813 shares of Class I common stock in our initial and follow-on public offerings, including 683,124 Class A shares and 30,840 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $88,227,080.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of June 30, 2021, our outstanding secured debt is $37,824,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of June 30, 2021 and 2020, respectively, we had operations from ten commercial real estate properties and investments in unconsolidated real estate entities. During the six months ended June 30, 2021 and June 30, 2020, net cash provided by operating activities was $435,000 versus net cash used in operating activities of $1,237,000, respectively. The increase in cash provided in operating activities was primarily due to increase in in due to/from related parties.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $1,087,000 versus net cash $5,640,000 for the six months ended June 30, 2020. The decrease in net cash used in investing activities for the six months ended June 30, 2021 was primarily due to increase in notes receivable receipts from related parties of $4,063,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $939,000 versus $7,292,000 for the six months ended June 30, 2020. Cash flows from financing activities decreased mainly due to a $6,201,000 decrease in proceeds from our revolving credit facilities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2021, our borrowings were not in excess of 300% of the value of our net assets.

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

As of June 30, 2021, we had notes payable totaling an aggregate principal amount of $37,824,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable, net) to the consolidated financial statements included in this Quarterly Report.

On November 6, 2020, our board of directors and the board of directors of Hartman Short Term Income Properties XX, Inc., or Hartman XX, a public, non-listed REIT sponsored by affiliates of our advisor, each approved a merger of Hartman XX with and into our company. On January 26, 2021, the respective boards determined to delay the pursuit of the proposed merger transaction. The completion of the proposed merger will be subject to the satisfaction of a number of significant conditions, including obtaining all necessary stockholder approvals, and there is no guarantee when, if at all,, such a transaction will be completed.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of June 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings

During February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for some of our properties during the month of and after the storm.

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc. (the “Property Manager”), an affiliate of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $0.8 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. The Property Manager disputes the amount of liability to Summer and maintains that the pricing mechanism failed and that the prices claimed by Summer are not reasonable nor set in good faith. The Property Manager intends to vigorously defend itself against Summer’s claims. However, the outcome of the pending litigation is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in defending against Summer’s claims, it may take considerable time to resolve the matter.

Item 1A. Risk Factors

The outbreak of the novel coronavirus, COVID-19, has caused and may continue to cause moderate to severe disruptions in the United States as well as Texas state and local economies and could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to the United States economy as well as the economies of the State of Texas and major Texas communities and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Cities in Texas where we own properties and/or have development sites, have substantially "re-opened for business" as the result of the lifting of government restrictions from the state to local levels, however such restrictions may be reinstated in whole or in part and additional restrictions may be implemented in the future. Safety protocols at the local level continue to be followed by business establishments including our tenants such as social distancing, capacity limitations and mask requirements. The degree to which businesses have returned to pre-pandemic operations is highly variable.

Although a number of vaccines for COVID-19 are currently available to the general public in the United States and in many countries around the world, it will take time for the distribution of vaccines to materially affect the spread of COVID-19 and the ultimate effectiveness of the vaccination effort is subject to significant uncertainty. The length and severity of the pandemic will be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly or against which currently available vaccines are less effective. As a result of the foregoing factors, the COVID-19 pandemic is expected to have a continued adverse impact on economic and market conditions despite the ongoing distribution of vaccines.

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

The COVID-19 pandemic is a continually evolving situation that presents material uncertainty and risk. The extent and duration of the impacts of COVID-19 on our business, financial condition, results of operations and cash flows is dependent on future developments that are highly uncertain and cannot be accurately predicted at this time, including without limitation the scope, severity and duration of the pandemic, the extent and effectiveness of the actions taken to contain the pandemic or mitigate its impact, the speed of the development and distribution of vaccines for COVID-19 and the efficacy and availability of such vaccines, the extent to which the general population is willing to be vaccinated, the efficacy of currently available vaccines against current and any newly emerging variants of COVID-19, the potential for business closures that may be mandated or advisable, whether based on increased COVID-19 cases, the spread of more infectious or deadly variants or other factors, the reduction or reversal of previously implemented containment measures in certain states and cities, and the direct and indirect economic effects of the pandemic. As a result, we cannot provide an estimate of the overall impact of COVID-19 on our business, financial condition, results of operations and cash flows.

Our independent registered public accounting firm has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2020, raising substantial doubt about our ability to continue as a going concern.

Weaver and Tidwell, LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2020, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2020, indicating that our revolving credit loan and term loan having maturity dates less than twelve months from the issuance of our consolidated financial statements raises substantial doubt about our ability to continue as a going concern. We have a $20 million revolving credit loan with a maturity date of December 27, 2021. In order to renew or extend the revolving credit loan, we must meet the lender’s underwriting criteria at the time of such renewal or extension request. We have a $2,520,000 term loan with an extended maturity date of March 14, 2022. In order to further extend the term loan maturity date, we must meet the second extension criteria set forth in the term loan agreement. We believe that we will be able to extend the maturity date or renew the loans for one year or longer. However if we are unable to do so we may be unable to meet our debt service obligations and the lenders my pursue foreclosure or other available remedies, which would have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended June 30, 2021.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
April 2021	27,048	18,376	$10.23
May 2021	36,080	—	—
June 2021	11,983	—	—
Total	75,111	18,376	$10.23

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

Our follow-on offering (File no. 333-232308) was declared effective January 14, 2020. In our follow-on offering, we are offering up to $180,000,000 in any combination of Class A and Class T shares of our common stock to the public and up to $5,000,000 in any combination of Class A, Class T, Class I and Class S shares of our common stock to our stockholders pursuant to our distribution reinvestment plan.

Effective May 12, 2021, the sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.38, $10.61, $10.23 and $10.89 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.23 per share.

From our inception through June 30, 2021, we have recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,408	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,777	Actual
Total expenses	$8,185

As of June 30, 2021, the net offering proceeds to us from our initial public offering and follow-on public offering after deducting the total expenses incurred as described above, were $74,018,000. For the period from inception through June 30, 2021, the ratio of the cost of raising capital to capital raised was approximately 11.06%.

We intend to use substantially all of the available net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of June 30, 2021, we used $44,437,000 of the net proceeds from our initial public offering, plus debt financing, to purchase ten properties. We used $8,027,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman XX. We used $3,707,000 of net offering proceeds to invest in Hartman XX common shares and Hartman XX Operating Partnership OP units. We used $12,900,000 of net offering proceeds to invest in our taxable REIT subsidiary and affiliate notes receivable.

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

Date:     August 16, 2021

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     August 16, 2021

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)