Form 10-Q
period 2021-09-30
Hartman vREIT XXI, Inc.
filed 2021-11-12
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2021, there were 8,988,281 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant, consisting of 477,469 shares of Class T common stock, 8,468,662 shares of Class A common stock, 22,442 shares of Class I common stock and 19,708 shares of Class S common stock.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Real estate assets, at cost	$83,294	$80,674
Accumulated depreciation and amortization	(15,094)	(10,849)
Real estate assets, net	68,200	69,825
Investment in tenant in common interest, net	3,495	3,926
Total	71,695	73,751

Cash and cash equivalents	149	408
Restricted cash	113	139
Notes receivable - related party	13,646	13,400
Investment in unconsolidated entities	11,734	11,734
Deferred lease commissions, net	1,424	760
Accrued rent and accounts receivable, net	2,671	1,849
Prepaid expenses and other assets	300	271
Acquisition deposits	125	125
Total assets	$101,857	$102,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$37,674	$35,213
Accounts payable and accrued expenses	4,296	4,109
Due to related parties	1,898	420
Subscriptions for common stock	—	130
Tenants' security deposits	690	577
Total liabilities	44,558	40,449

Special limited partnership interests	1	1
Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,450,992 and 8,342,318 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	85	83
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 476,605 shares and 468,982 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 19,708 shares and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 22,442 shares and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	82,136	80,519
Accumulated distributions and net loss	(24,928)	(18,620)
Total stockholders' equity	57,298	61,987
Total liabilities and total equity	$101,857	$102,437
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenues	$2,924	$2,971	$8,820	$9,010
Tenant reimbursements and other revenues	300	166	872	719
Total revenues	3,224	3,137	9,692	9,729

Expenses (income)
Property operating expenses	1,143	1,314	4,332	3,875
Asset management fees	139	127	415	415
Organization and offering costs	11	39	15	125
Real estate taxes and insurance	606	672	1,789	1,888
Depreciation and amortization	1,459	1,549	4,245	4,608
General and administrative	335	286	932	762
Interest expense	318	204	918	688
Interest and dividend income	(453)	(314)	(1,361)	(873)
Equity in net loss of tenant in common interest	89	—	431	—
Total expenses, net	3,647	3,877	11,716	11,488

Net loss	$(423)	$(740)	$(2,024)	$(1,759)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.05)	$(0.08)	$(0.23)	$(0.20)
Weighted average number of common shares outstanding, basic and diluted	8,918	8,727	8,895	8,657

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2020	8,695	$87	$79,423	$(14,820)	$64,690
Issuance of common shares	65	1	604	—	605
Redemptions	(6)	—	(58)	—	(58)
Selling commissions	—	—	(34)	—	(34)
Dividends and distributions (DRP based)	—	—	—	(600)	(600)
Dividends and distributions (cash based)	—	—	—	(809)	(809)
Net loss	—	—	—	(740)	(740)
Balance at September 30, 2020	8,754	$88	$79,935	$(16,969)	$63,054

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2021	8,917	$89	$81,627	$(23,062)	$58,654
Issuance of common shares	82	1	839	—	840
Redemptions	(29)	—	(296)	—	(296)
Dealer Manager Fee	—	—	(34)	—	(34)
Dividends and distributions (DRP based)	—	—	—	(581)	(581)
Dividends and distributions (cash based)	—	—	—	(862)	(862)
Net loss	—	—	—	(423)	(423)
Balance at September 30, 2021	8,970	$90	$82,136	$(24,928)	$57,298
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	255	3	2,682	—	2,685
Redemptions	(13)	—	(143)	—	(143)
Selling commissions	—	—	(177)	—	(177)
Dividends and distributions (DRP based)	—	—	—	(1,790)	(1,790)
Dividends and distributions (cash based)	—	—	—	(2,366)	(2,366)
Net loss	—	—	—	(1,759)	(1,759)
Balance at September 30, 2020	8,754	$88	$79,935	$(16,969)	$63,054

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2020	8,811	$88	$80,519	$(18,620)	$61,987
Issuance of common shares	211	2	2,208	—	2,210
Redemptions	(52)	—	(531)	—	(531)
Selling commissions	—	—	(60)	—	(60)
Dividends and distributions (DRP based)	—	—	—	(1,725)	(1,725)
Dividends and distributions (cash based)	—	—	—	(2,559)	(2,559)
Net loss	—	—	—	(2,024)	(2,024)
Balance at September 30, 2021	8,970	$90	$82,136	$(24,928)	$57,298

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,024)	$(1,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	75	40
Depreciation and amortization	4,245	4,608
Deferred loan and lease commission costs amortization	318	218
Equity in net loss of tenant in common interest	431	—
Bad debt provision	12	69
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(834)	(422)
Deferred lease commissions	(844)	(477)
Prepaid expenses and other assets	(29)	148
Accounts payable and accrued expenses	(44)	(865)
Due to/from related parties	1,478	914
Tenants' security deposits	113	(102)
Net cash provided by operating activities	2,897	2,372
Cash flows from investing activities:
Additions to real estate	(2,620)	(2,480)
Acquisition deposits	—	(169)
Receipts from notes receivable-related parties	4,917	—
Payments of notes receivable- related parties	(5,163)	(9,000)
Investment in unconsolidated entities	—	(3,709)
Net cash used in investing activities	(2,866)	(15,358)
Cash flows from financing activities:
Proceeds from issuance of common stock	486	1,034
Payment of redemption of common stock	(531)	(143)
Distributions paid in cash	(2,545)	(2,359)
Payment of selling commissions	(60)	(177)
Borrowings under insurance premium finance note	445	—
Repayments under insurance premium finance note	(304)	—
Deferred loan costs paid	(38)	(192)
Change in subscriptions for common stock	(130)	—
Proceeds from revolving credit facility	2,400	15,400
Repayments under revolving credit facility	—	(475)
Repayments of term loan	(39)	—
Net cash (used in) provided by financing activities	(316)	13,088

Net (decrease)/ increase in cash and cash equivalents and restricted cash	(285)	102
Cash and cash equivalents and restricted cash, beginning of period	547	411
Cash and cash equivalents and restricted cash, end of period	$262	$513

Supplemental cash flow information:
Cash paid for interest	$776	$579
Supplemental disclosures of non-cash investing and financing activities:
Change in distributions payable	$14	$37
Distributions paid in stock	$1,725	$1,753
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
On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”).
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2021, the Company had accepted investors' subscriptions for, and issued 8,969,747 shares, net of redemptions, of its Class A, Class T, Class S, and Class I common stock in its initial public offering, including 770,613 shares issued as stock distributions and pursuant to its distribution reinvestment plan, resulting in gross proceeds of $88,585,058.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2020 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of September 30, 2021, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2021, and the results of its consolidated operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of September 30, 2021 and December 31, 2020 consisted of demand deposits at commercial banks.
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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606 - Revenue from Contracts with Customers ("ASC 606"). The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating. Reimbursements from real estate taxes and certain other expenses are also excluded from ASC 606.

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

In allocating the purchase price of each of the Company’s acquired or purchased properties, the Company makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets and discount rates used to determine present values. The Company uses Level 3 inputs to estimate fair value of the acquired properties. Many of these estimates are obtained from independent third-party appraisals; however, the Company is responsible for the source and use of these estimates. These estimates require judgment and are subject to being imprecise; accordingly, if different estimates and assumptions were derived, the valuation of the various categories of the Company’s properties or related intangibles could in turn result in a difference in the depreciation or amortization expense recorded in the Company’s consolidated financial statements. These variances could be material to the Company’s results of operations and financial condition.

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

Impairment

       The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there is no impairment indicated in the carrying value of the Company’s real estate assets as of September 30, 2021.

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

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable, and miscellaneous other assets and prepayments. As of September 30, 2021 and December 31, 2020, the Company had $300,000 and $271,000, respectively, in prepaid expenses and other assets.

Acquisition Deposits

Acquisition deposits represent funds placed in escrow or advanced to a seller of property which the Company plans to acquire. As of September 30, 2021 and December 31, 2020, the Company had acquisition deposits of $125,000 which are included in the consolidated balance sheets.

Organization and Offering Costs
As of September 30, 2021, total organization and offering costs incurred for the Offering amounted to $1,788,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and nine months ended September 30, 2021 and 2020, such costs totaled $11,000 and $39,000, and $15,000 and $125,000, respectively.

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
For the three months ended September 30, 2021 and 2020, the Company had net loss of $423,000 and $740,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company had net loss of $2,024,000 and $1,759,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of September 30, 2021 and December 31, 2020, respectively.
Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests – see Note 12. For the three and nine months ended September 30, 2021 and 2020, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 19% and 10% for the nine months ended September 30, 2021 and 2020, respectively.
Going Concern Evaluation
Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company's has a $20 million revolving credit loan with a maturity date of December 27, 2021. In order to renew or extend the revolving credit loan, the Company must meet the lenders underwriting criteria at the time of such renewal or extension request. The Company is in the process of extending this credit facility. The Company has a $2,482,000 term loan with an extended maturity date of March 14, 2022. In order to further extend the term loan maturity date, the Company must meet the second extension criteria set forth in the term loan agreement.

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

Note 3 – Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Land	$16,816	$16,816
Buildings and improvements	59,001	56,381
In-place lease value intangible	7,477	7,477
	83,294	80,674
Less accumulated depreciation and amortization	(15,094)	(10,849)
Total real estate assets	$68,200	$69,825

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,039,000 and $889,000, respectively, and $2,862,000 and $2,673,000, respectively, for the nine months ended September 30, 2021 and 2020. Amortization expense for the three months ended September 30, 2021 and 2020 was $420,000 and $660,000, respectively, and $1,383,000 and $1,935,000, for the nine months ended September 30, 2021 and 2020, respectively.

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

The amount of total in-place lease intangible assets and the respective accumulated amortization are as follows, in thousands:

	September 30, 2021	December 31, 2020
In-place lease value intangible	$7,477	$7,477
In-place leases – accumulated amortization	(6,334)	(4,951)
Acquired in-place lease intangible assets, net	$1,143	$2,526

Acquisition fees incurred were $0 for the three and nine months ended September 30, 2021 and 2020, respectively. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $139,000 and $127,000 for the three months ended September 30, 2021 and 2020, respectively, and $415,000 for the nine months ended September

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

30, 2021 and 2020, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
On December 29, 2020, the Company completed its acquisition of tenant in common interests representing an ownership of approximately 83% of an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% TIC ownership is owned by Allen Hartman. The tenant in common interests were acquired from unrelated third parties, for cash consideration of $3,758,000, and reflects the Company's share of the underlying net assets and liabilities of Weslayan. In connection with the Weslayan TIC purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The Weslayan property is collateral for the loan. As of September 30, 2021, the loan had an outstanding principal balance of $3,938,000 and a current interest rate of 4.66%. The maturity date of the loan is August 6, 2024. Installments of principal and interest are payable monthly. The Company incurred $168,000 of acquisition fees from our Advisor from the purchase and have been capitalized and added to investment in tenancy in common interest, net in the the accompanying consolidated balance sheets. The Company exercises significant influence as a result of the Weslayan TIC ownership interest, but the company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheet within the "Investment in tenant in common interest, net" line item. The Company recognized equity in net loss of tenant in common interest of $89,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $431,000 and $0, respectively, for the nine months ended September 30, 2021 and 2020, respectively, related to the Weslayan TIC interest.

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

The Company's investment in Hartman SPE, LLC and Hartman XX do not have a readily determinable fair value and are recorded at cost minus impairment. The aggregate carrying amount for the investments is $11,734,000. The Company did not receive any distributions from Hartman SPE, LLC for the nine months ended September 30, 2021 and 2020. For the three months ended September 30, 2021 and 2020, the Company recognized dividend income of $105,000 and $106,000, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized dividend income of $330,000 and $352,000, respectively, from Hartman Short Term Income Properties XX, Inc.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Tenant and other receivables	$1,722	$1,167
Accrued rent	1,108	829
Allowance for uncollectible accounts	(159)	(147)
Accrued rents and accounts receivable, net	$2,671	$1,849

As of September 30, 2021 and December 31, 2020, the Company had an allowance for uncollectible accounts of $159,000 and $147,000, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness. For the three and nine months ended September 30, 2021 and 2020, the Company recorded bad debt expense (recovery) in the amount of $(2,000) and $12,000, and $(6,000) and $69,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at September 30, 2021 is as follows, in thousands:

September 30,	Minimum Future Rents
2022	$9,130
2023	7,622
2024	5,757
2025	3,409
2026	1,913
Thereafter	1,067
Total	$28,898

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

Property/Facility	Current Maturity	Rate (1)	September 30, 2021	December 31, 2020
Richardson Tech Center (2)	March 2022	L+275bps	$2,482	$2,520
Master Credit Facility Agreement - EWB (3)	December 2021	P - 50bps	20,000	20,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50bps	15,325	12,925
			37,807	35,445
Less unamortized loan costs			(133)	(232)
			$37,674	$35,213
(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of principal and interest until the maturity date. The interest rate as of September 30, 2021 was 3.25%.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

property collateral which secure the amount available to be borrowed. As of September 30, 2021, the MCFA is secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of September 30, 2021 was 2.75%. The outstanding balance under the MCFA was $20,000,000 as of September 30, 2021 and the amount available to be borrowed was $0. The Company is in the process of extending this credit facility.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The company entered into a joinder and amendment to the MCFA II facility dated March 29, 2021 which added an office property located in Houston, Texas and owned by Hartman Income REIT Property Holdings, LLC, an affiliate of the Company and Hartman XX, to the collateral security for the credit facility. The Company is a guarantor under the MCFA II credit facility. The borrowing base of the credit facility increased from $13,925,000 to $15,550,000. The credit agreement matures on March 9, 2023. The interest rate as of September 30, 2021 was 2.75%.

On March 29, 2021, the MCFA II credit facility was modified to add a collateral property owned by Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Operating Partnership, LP. HIRPH was added to the MCFA II credit facility by means of a joinder agreement. The borrowing base of the credit facility increased $1,625,000 as a result of the credit facility modification. The outstanding balance under the MCFA II was $15,325,000 as of September 30, 2021 and the amount available to be borrowed was $225,000.

In connection with the Weslayan TIC purchase, the Company became party to a a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The 3100 Weslayan property is collateral for the loan. The loan had an outstanding balance of $3,938,000 as of September 30, 2021 and interest rate of 4.66%.

Interest expense for three months ended September 30, 2021 and 2020 was $318,000 and $204,000, respectively, including $48,000 and $42,000 of deferred loan cost amortization. Interest expense for the nine months ended September 30, 2021 and 2020 was $918,000 and $688,000, respectively, including $138,000 and $127,000 of deferred loan amortization. Unamortized deferred loan costs were $133,000 and $232,000 as of September 30, 2021 and December 31, 2020, respectively. Interest expense of $88,000 and $84,000 was payable as of September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, receives an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 were earned by the Advisor for the three and nine months ended September 30, 2021 and 2020, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the nine months ended September 30, 2021 and 2020.

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

On November 1, 2019, the Company received an unsecured promissory note from Hartman Short Term Income Properties XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest rate of 10% annually. The outstanding balance of the note is $7,952,000 and $2,789,000 as of September 30, 2021 and December 31, 2020, respectively. The amended maturity date of the note is October 31, 2022.

Effective August 4, 2020, the Company transferred the balance due from Hartman Short Term Income Properties XX, Inc. in the amount of $8,200,000 together with additional advances in the amount of $2,412,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC note is $1,865,000 and $6,782,000 as of September 30, 2021 and December 31, 2020, respectively. The maturity date of the Hartman Retail III Holdings LLC note is December 31, 2021.The outstanding balance of the Hartman Ashford Bayou LLC note is $3,829,000 as of September 30, 2021 and December 31, 2020. The amended maturity date of the Hartman Ashford Bayou LLC note is December 31, 2022.

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

For the three months ended September 30, 2021 and 2020, the Company incurred property management fees and reimbursable costs of $327,000 and $320,000, respectively, payable to the Property Manager and asset management fees of $139,000 and $127,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred property management fees and reimbursable costs of $1,001,000 and $991,000, respectively, payable to the Property Manager and asset management fees of $415,000 and $415,000, respectively. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended September 30, 2021 and 2020, the Company incurred construction management fees of $73,000 and $35,000, respectively, and $466,000 and $99,000, respectively, for leasing commissions. For the nine months ended September 30, 2021 and 2020, the Company incurred construction management fees of $116,000 and $119,000, respectively, and $844,000 and $477,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

As of September 30, 2021, the Company had $709,000 and $3,539,000 due to the Advisor and Property Manager, respectively, and $1,359,000 and $991,000 due from Hartman Short Term Income Properties XX, Inc., and other Hartman affiliates, respectively. As of December 31, 2020, the Company had $126,000 and $1,323,000 due to the Advisor and Property Manger, respectively, and $581,000 and $448,000 due from Hartman Short Term Income Properties XX, Inc., and other Hartman affiliates.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders (in thousands)	$(423)	$(740)	$(2,024)	$(1,759)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,918	8,727	8,895	8,657
Basic loss per common share	$(0.05)	$(0.08)	$(0.23)	$(0.20)

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of September 30, 2021, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three and nine months ended September 30, 2021 and 2020, the Company granted 2,444 and 2,427 shares, and 7,331 and 3,677 shares respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $25,000 and $25,000 and $75,000 and $40,000 as stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020, respectively.

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through September 30, 2021 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	62	72	134
Third Quarter 2017	105	115	220
Fourth Quarter 2017	127	163	290
First Quarter 2018	154	192	346
Second Quarter 2018	182	245	427
Third Quarter 2018	215	293	508
Fourth Quarter 2018	237	346	583
First Quarter 2019	305	388	693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
First Quarter 2020	771	543	1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
First Quarter 2021	566	566	1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Total	$8,771	$7,690	$16,461

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 30 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards, and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the nine months ended September 30, 2021 and 2020, respectively, consisted of 7,331 and 3,677 restricted, Class A common shares to our independent directors, valued at $10.23 and $10.30 per share based on the Offering price. The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against the Property Manager, an affiliate of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $0.8 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. The Property Manager disputes the amount of liability to Summer and maintains that the pricing mechanism failed and that the prices claimed by Summer are not reasonable nor set in good faith. The Property Manager intends to vigorously defend itself against Summer’s claims. However, the outcome of the pending litigation is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in defending against Summer’s claims, it may take considerable time to resolve the matter.

The amount of the potential liability to Summer can only be reasonably estimable through billings received. Accordingly, the Company has elected to recognize the full amount of the electricity expense billed relating to Winter Storm Uri within the Company’s consolidated statement of operations.

Contingencies
Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2021 have been prepared in light of these circumstances.
Proposed merger with Hartman XX
On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XX each approved a merger of Hartman XX with and into the Company. On January 26, 2021, the respective boards determined to delay the proposed merger transaction. On October 26, 2021, the respective boards determined to proceed with the proposed merger transaction.

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
•our ability to effectively deploy the proceeds raised in our public offering;
•our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary;

•our ability to continue as a going concern due to the approaching maturity dates of certain of our outstanding loans;
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

Overview

We were formed as a Maryland corporation on September 3, 2015, to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties, located primarily in Texas. We intend to acquire properties in which there is a significant potential for growth in income and value from re-tenanting, repositioning, redevelopment, and operational enhancements. We believe that real estate, and in particular commercial real estate, provides an excellent investment for those investors looking for diversification, income and wealth preservation and growth in their portfolio. We believe that we have significant experience in acquiring and managing these types of properties, largely through our relationships with our sponsor and other affiliates.
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

As of September 30, 2021, we had accepted subscriptions for, and issued 8,450,992 shares, net of redemptions, of our Class A common stock, including 737,193 shares issued pursuant to our distribution reinvestment plan and stock distributions, 476,605 shares, net of redemptions, of our Class T common stock, including 33,420 shares issued pursuant to our distribution reinvestment plan and stock distributions, 22,442 shares, of our Class S common stock, and 19,708 shares of our Class I common stock, resulting in gross proceeds of $88,585,058. We intend to use the net proceeds from our public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis in our follow-on public offering until January 14, 2023, three years from the commencement of our follow-on offering. We reserve the right to terminate our public offering at any time. D.H. Hill Securities, LLP is the dealer manager for our public offerings and is responsible for the distribution of our common stock in our ongoing follow-on public offering.

Hartman XXI Advisors, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations, and other administrative services on our behalf.

Substantially all of our business is conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership, which we refer to as our operating partnership. We are the sole general partner of our operating partnership and Hartman vREIT XXI Holdings LLC, and Hartman vREIT XXI SLP, LLC, affiliates of our advisor, are the initial limited partners of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, which classification could result in our operating partnership being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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
Impact of Severe Winter Weather

During February 2021, the state of Texas experienced a severe winter storm, Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale prices for electricity increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for a number of our properties during the month of and after the storm. For the nine months ended September 30, 2021, we have incurred $1,383,000 of electricity expense compared to $655,000 for the nine months ended September 30, 2020. Refer to Part II - Item 1. Legal Proceedings for additional information.

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
Our Investments

As of September 30, 2021, our investments in real estate assets consist of (i) 10 wholly-owned properties (ii) an approximately 83% tenant in common interest in an office property, (iii) a 2.47% interest in a special purpose entity which is co-owned by affiliates of our Advisor, and (iv) an equity investment in an affiliated REIT.

The following table sets forth information regarding our property portfolio as of September 30, 2021.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	66%	$518	$14.37	$14.41
Richardson Tech Center	Flex/R&D	Dallas	96,660	65%	578	9.17	8.55
Spectrum	Office	San Antonio	175,390	91%	3,854	24.16	24.23
11211 Katy Freeway	Office	Houston	78,642	67%	774	14.79	14.83
1400 Broadfield	Office	Houston	102,893	83%	1,620	18.86	18.60
16420 Park Ten Place	Office	Houston	83,760	63%	1,039	19.66	19.44
Willowbrook Building	Office	Houston	67,581	54%	495	13.62	13.28
Timberway II	Office	Houston	130,828	60%	1,540	19.61	19.35
One Park Ten	Office	Houston	34,089	77%	390	14.84	14.31
Two Park Ten	Office	Houston	57,126	84%	999	20.80	20.82
3100 Weslayan (1)	Office	Houston	78,289	67%	1,015	19.43	19.32
Grand Total			959,504	72%	$12,822	$18.55	$18.42

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2021 versus September 30, 2020.

As of September 30, 2021 and 2020, we owned 10 properties comprising approximately 881,215 square feet. As of September 30, 2021 and 2020, we owned a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which is referred to as the Hartman SPE interest. As of September 30, 2021, we owed an approximately 83% tenant in common interest in an office property comprising approximately 78,289 square feet located at 3100 Weslayan in Houston, Texas, which was acquired on December 29, 2020.

Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the three months ended September 30, 2021 and 2020, we had total rental revenues and tenant reimbursements of $3,224,000 and $3,137,000, respectively. For the nine months ended September 30, 2021 and 2020, we had total rental revenues and tenant reimbursements of $9,692,000 and $9,729,000, respectively. The decrease is attributable to the decrease in average base rental rate over the comparative periods. Notwithstanding the increase in same store portfolio occupancy, average net effective base rent per occupied square foot, on an annual basis and excluding tenant in common interest, decreased from $19.33 to $18.50.

Property Operating expenses – Property operating expenses consist of labor, contract services, repairs and maintenance, utilities and management fees. For the three months ended September 30, 2021 and 2020, we had property operating expenses of $1,143,000 and $1,314,000, respectively. For the nine months ended September 30, 2021 and 2020, we had property expenses of $4,332,000 and $3,875,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm in Texas during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 13 (Commitments and Contingencies) for additional information regarding Winter Storm Uri.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $139,000 and $127,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we paid $415,000 and $415,000, towards asset management fees to our advisor.

Real estate taxes and insurance – Real estate taxes and insurance were $606,000 and $672,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, real estate taxes and insurance were $1,789,000 and $1,888,000, respectively.
Depreciation and amortization – Depreciation and amortization were $1,459,000 and $1,549,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization were $4,245,000 and $4,608,000, respectively. The decrease is primarily related to a decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components.

Equity in net loss of tenant in common interest - Equity in net loss of tenant in common interest was $89,000 and $0 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, equity in net loss of tenant in common interest was $431,000 and $0, respectively. The increase is due to the 83% tenant in common interest in an office property acquired on December 29, 2020. The Weslayan property was also impacted by Winter Storm Uri, which resulted in an increase in electricity utility billings for the months of February and March 2021.

General and administrative expenses - General and administrative expenses were $335,000 and $286,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $932,000 and $762,000, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation.

Interest expense - Interest expense was $318,000 and $204,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, interest expense was $918,000 and $688,000, respectively. The increase is primarily due to an overall increase in notes payable from December 31, 2020 to September 30, 2021.

Interest and dividend income - Interest and dividend income was $453,000 and $314,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, interest and dividend income was $1,361,000 and $873,000, respectively. The increase is primarily due to additions to related party notes receivable.

Net loss – We generated a net loss of $423,000 and $740,000 for the three months ended September 30, 2021 and 2020. The decrease in net loss over the three month period is primarily attributable to the decrease in depreciation and amortization expense referenced in the section above. For the nine months ended September 30, 2021 and 2020, we generated a net loss of $2,024,000 and $1,759,000, respectively. The increase in net loss over the nine month period is primarily due to the increase in electricity expenses as a direct result of Winter Storm Uri referenced in the property operating expenses section above.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2021 and 2020 and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three months ended September 30,		nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(423)	$(740)	$(2,024)	$(1,759)
Depreciation and amortization of real estate assets	1,459	1,549	4,245	4,608
Depreciation and amortization of real estate assets of unconsolidated tenant in common interest	128	—	385	—
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	144	178	288	574
Funds from operations (FFO)	1,308	987	2,894	3,423
Organization and offering costs	11	39	15	125
Modified funds from operations (MFFO)	$1,319	$1,026	$2,909	$3,548

(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data:

Hartman SPE, LLC	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(258)	$232	$(6,379)	$3,535
Depreciation and amortization expense	6,106	6,964	18,038	19,723
FFO	$5,848	$7,196	$11,659	$23,258

Weighted average ownership	2.47%	2.47%	2.47%	2.47%

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through September 30, 2021 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	62	72	134
Third Quarter 2017	105	115	220
Fourth Quarter 2017	127	163	290
First Quarter 2018	154	192	346
Second Quarter 2018	182	245	427
Third Quarter 2018	215	293	508
Fourth Quarter 2018	237	346	583
First Quarter 2019	305	388	693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
First Quarter 2020	771	543	1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
First Quarter 2021	566	566	1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Total	$8,771	$7,690	$16,461

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.

For the nine months ended September 30, 2021, we paid aggregate distributions of $4,270,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $2,897,000, our net loss was $2,024,000 and our FFO was $2,894,000. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to September 30, 2021, we paid aggregate distributions of $16,461,000, including stock distributions and distributions paid in shares of common stock pursuant to or distribution reinvestment plan. During this period, cash provided by operating activities was $7,516,000, our net loss was $7,989,000 and our FFO was $11,131,000. For the period from inception to September 30, 2021 approximately 46% of our distributions were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of September 30, 2021, we had accepted investors’ subscriptions for, and issued, 8,450,992 shares, net of redemptions, of our Class A common stock and 476,605 shares, net of redemptions of our Class T common stock, 19,708 shares of Class S common stock and 22,442 shares of Class I common stock in our initial and follow-on public offerings, including 737,193 Class A shares and 33,420 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $88,585,058.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2021, our outstanding secured debt is $37,807,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of September 30, 2021 and 2020, respectively, we had operations from ten commercial real estate properties and investments in unconsolidated real estate entities. During the nine months ended September 30, 2021 and September 30, 2020, net cash provided by operating activities was $2,897,000 versus net cash provided by operating activities of $2,372,000, respectively. The increase in cash provided in operating activities was primarily due to increase in changes in operating assets and liabilities driven by accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $2,866,000 versus net cash used in $15,358,000 for the nine months ended September 30, 2020. The decrease in net cash used in investing activities for the nine months ended September 30, 2021 was primarily due to increase in notes receivable receipts from related parties of $4,917,000, decrease in payments of notes receivable from related parties of $3,837,000, and decrease in investment in unconsolidated entities of $3,709,000.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities for the nine months ended September 30, 2021 was $(316,000) versus $13,088,000 for the nine months ended September 30, 2020. Cash flows from financing activities decreased mainly due to a $13,000,000 decrease in proceeds from our revolving credit facilities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2021, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2021, we had notes payable totaling an aggregate principal amount of $37,807,000. For more information on our outstanding indebtedness, see Note 7 (Notes Payable, net) to the consolidated financial statements included in this Quarterly Report.

On November 6, 2020, our board of directors and the board of directors of Hartman Short Term Income Properties XX, Inc., or Hartman XX, a public, non-listed REIT sponsored by affiliates of our advisor, each approved a merger of Hartman XX with and into our company. On January 26, 2021, the respective boards determined to delay the pursuit of the proposed merger transaction. On October 26, 2021, the respective boards determined to move forward with the proposed merger transaction. The completion of the proposed merger will be subject to the satisfaction of a number of significant conditions, including obtaining all necessary stockholder approvals, and there is no guarantee when, if at all, such a transaction will be completed.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2021, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In performing this evaluation, management reviewed the selection, application and monitoring of our historical accounting policies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings

In February 2021, the state of Texas experienced a severe winter storm, unofficially referred to as Winter Storm Uri, which resulted in power outages and electrical grid failures across the state. Wholesale electricity prices increased significantly during this period. As a result, we experienced a substantial increase in electricity charges for some of our properties during the month of and after the storm.

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against the Property Manager, an affiliate of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $0.8 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. The Property Manager disputes the amount of liability to Summer and maintains that the pricing mechanism failed and that the prices claimed by Summer are not reasonable nor set in good faith. The Property Manager intends to vigorously defend itself against Summer’s claims. However, the outcome of the pending litigation is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. Even if the Property Manager is ultimately successful in defending against Summer’s claims, it may take considerable time to resolve the matter.

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

There is substantial doubt about our ability to continue as a going concern because we have debt maturing within twelve months.

As disclosed in our most recent Annual Report on Form 10-K, substantial doubt exists that we will be able to continue as a going concern because our revolving credit loan and term loan having maturity dates less than twelve months from the issuance of our consolidated financial statements. We have a $20 million revolving credit loan with a maturity date of December 27, 2021. In order to renew or extend the revolving credit loan, we must meet the lender’s underwriting criteria at the time of such renewal or extension request. We have a $2,482,000 term loan with an extended maturity date of March 14, 2022. In order to further extend the term loan maturity date, we must meet the second extension criteria set forth in the term loan agreement. We believe that we will be able to extend the maturity date or renew the loans for one year or longer. However if we are unable to do so we may be unable to meet our debt service obligations and the lenders my pursue foreclosure or other available remedies, which would have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended September 30, 2021.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
July 2021	—	—	$—
August 2021	1,826	16,209	10.23
September 2021	—	12,690	10.23
Total	1,826	28,899	$10.23

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

From our inception through September 30, 2021, we have recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,442	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,788	Actual
Total expenses	$8,230

As of September 30, 2021, the net offering proceeds to us from our initial public offering and follow-on public offering after deducting the total expenses incurred as described above, were $73,750,000. For the period from inception through September 30, 2021, the ratio of the cost of raising capital to capital raised was approximately 11.16%.

We intend to use substantially all of the available net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of September 30, 2021, we used $45,487,000 of the net proceeds from our initial public offering, plus debt financing, to purchase ten properties. We used $8,027,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman XX. We used $3,707,000 of net offering proceeds to invest in Hartman XX common shares and Hartman XX Operating Partnership OP units. We used $13,646,000 of net offering proceeds to invest in our taxable REIT subsidiary and affiliate notes receivable.

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

Date:     November 12, 2021

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     November 12, 2021

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)