Form 10-K
period 2021-12-31
Hartman vREIT XXI, Inc.
filed 2022-03-30
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There is no established market for the registrant's shares of common stock. There were 8,917,336 shares of common stock held by non-affiliates as of June 30, 2021, the last business day of the registrants most recently completed second fiscal quarter.

As of March 15, 2022, there were 9,093,363 shares of the Registrant's common shares issued and outstanding.

HARTMAN vREIT XXI, INC.

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “we,” “us” or “our” refer to Hartman vREIT XXI, Inc. and, as required by context, Hartman vREIT XXI Operating Partnership L.P., which we refer to as our “operating partnership,” and their respective subsidiaries.

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to raise capital in our ongoing public offering;
●	the fact that we have a limited operating history and commenced operations on November 14, 2016;
●	our ability to effectively deploy the proceeds raised in our initial public offering;
●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary;
●	our ability to continue as a going concern due to the approaching maturity dates of our outstanding loans;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	construction costs that may exceed estimates or construction delays;
●	increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks;
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the continuing adverse impact of the novel coronavirus (“COVID-19”) on the U.S. and Texas economies and our financial condition and results of operations;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	conflicts of interest arising out of our relationship with our advisor and its affiliates;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain our executive officers and other key personnel of our advisor and other affiliates of our advisor; and
●	changes to generally accepted accounting principles, or GAAP.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 pandemic) that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report.

Risks Related to Our Business and Operations

•The COVID-19 pandemic has, and is expected to continue to, adversely affect our financial condition and operating results.

General Investment Risks

•Shares of our common stock are illiquid. No public market currently exists for our shares. It will be difficult for our stockholders to sell their shares, and they will likely sell them at a substantial discount if sold.

•If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, our stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted.

•If we do not raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

•Any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
•We have disclosed estimated net asset values (NAVs) per share of our common stock as of December 31, 2021, The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2021 and may not be an accurate reflection of the fair value of our assets and liabilities.

•We pay substantial fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties, and may reduce cash available for investment.

•If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

Risks Related to Conflict of Interest

•Our advisor and its affiliates, including all of our executive officers, our affiliated directors and other key real estate professionals, will face conflicts of interest caused by their compensation arrangements with us.

•We may compete with affiliates of our sponsor, including Hartman Short Term Income Properties XX, Inc., for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

•Our executive officers and some of our director’s face conflicts of interest related to their positions with our advisor and its affiliates.

Risks Related to Our Organizational Structure

•Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

•Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise benefit our stockholders.

•Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks faced by our stockholders.

•Although we have opted out of certain anti-takeover provisions of Maryland law, our board of directors could opt into these protections in the future, which may make it more difficult for us to be acquired and may prevent stockholders from receiving a premium price for their stock in connection with a business combination.

•We may become subject to certain other anti-takeover provisions of Maryland law that would make it harder for stockholders to change the composition of our board of directors.

Risks Related to Investments in Real Estate

•A decrease in demand for office, retail or industrial space may have a material adverse effect on our financial condition and results of operations.

•Market trends and other conditions outside of our control could decrease the value of our investments and weaken our operating results.

•The loss or downsizing of a significant tenant in a property could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows.

•We face significant competition, which may decrease the occupancy and rental rates of our properties.

•Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

•From time to time, we may be involved in legal proceedings, lawsuits and other claims. Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition.

•Because we rely on our advisor, its affiliates and third-party sub-managers to manage the day-to-day affairs of any properties we may acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.

•We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.

Risks Associated with Debt Financing

•Our use of debt will reduce cash available for distributions and may expose us to the risk of default under our debt obligations.

•We may incur mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.

•High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

Federal Income Tax Risks

•Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

•Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

•Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

•You may have current tax liability on distributions you elect to reinvest in our common stock.

•If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

Retirement Plan Risks

•If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

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

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2021, 900,000,000 shares of capital stock are classified as common stock, par value $0.01 per share, 270,000,000 are classified and designated as Class A common stock (“Class A Shares”), 280,000,000 are classified and designated as Class S common stock ("Class S Shares"), 280,000,000 are classified and designated as Class I common stock ("Class I Shares"), and 70,000,000 are classified and designated as Class T Common stock (“Class T Shares”). The additional share classes were included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

As of December 31, 2021, we had accepted subscriptions for, and issued 8,483,580, net of redemptions, shares of our Class A common stock in our public offering, including 666,094, net of redemptions, shares issued pursuant to our distribution reinvestment plan, 479,219, net of redemptions, shares of our Class T common stock in our public offering, including 31,335 shares issued pursuant to our distribution reinvestment plan, 19,708 shares of our Class S common stock, and 22,442 shares of our Class I common stock, resulting in gross proceeds of $88,987,006. We intend to use the net proceeds from our initial public offering and follow-on offering to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of the commencement of our follow-on public offering. We intend to conduct a continuous offering of an unlimited number of shares of our common stock over an unlimited time period by filing a new registration statement prior to the end of the three-year period described in Rule 415 under the securities act of 1933, as amended, however, in certain states this offering is subject to annual extension.

We reserve the right to terminate our follow-on public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our follow-on public offering and is responsible for the distribution of our common stock in our follow-on public offering.

Hartman XXI Advisors, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Hartman Income REIT Management, Inc., a Texas corporation, is the property manager for our real estate investments. Hartman XXI Advisors, LLC (the “Advisor”), a wholly owned subsidiary of Hartman Advisors, LLC. Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor and property manager (“Sponsor” or “Property Manager”). Effective July 1, 2020 Hartman Advisors, LLC and Hartman Income REIT Management, Inc. are wholly owned subsidiaries of Hartman Short Term Income Properties XX, Inc. We refer to Hartman Income REIT Management, Inc. as our “sponsor” and “property manager.” Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

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

As of December 31, 2021, our portfolio consisted of 100% ownership of ten commercial properties, an 83% tenant in common interest in an office property, and investments in two unconsolidated affiliate entities. For additional information, see “Investment Portfolio” below.

Our principal executive offices are located at 2909 Hillcroft, Suite 420, Houston, Texas 77057, and our main telephone number is 713-467-2222.

2021 Highlights:

During the year ended December 31, 2021, we:

•Raised $461,000 in net offering proceeds in our follow-on public offering, excluding proceeds from shares issued under our distribution reinvestment plan; and

•Increased in-place occupancy from 65.3% to 71.2%;

Investment Objectives

       Our primary investment objectives are to:

•realize growth in the value of our investments;

•preserve, protect and return stockholders’ capital contributions; and

•grow net cash from operations and pay regular cash distributions to our stockholders.

We cannot assure our stockholders that we will achieve these objectives.

Investment Strategy

The cornerstone of our investment strategy is our advisor’s discipline in acquiring a portfolio of real estate properties that offer a blend of current and potential income based on in-place occupancy plus significant potential for growth in income and value from re-tenanting, repositioning, redevelopment, and operational enhancements. We refer to this strategy as “value-oriented” or the “Hartman Advantage.” We rely upon the value-oriented or Hartman Advantage strategy to evaluate numerous potential commercial real estate acquisition and investment opportunities per each completed acquisition or investment.
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

Investment Portfolio

As of December 31, 2021, our investments in real estate assets consist of (i) ten wholly owned properties, (ii) an approximately 83% tenant in common interest in an office property, (iii) a 2.47% ownership interest in a special purpose entity which is co-owned by affiliates of our Advisor and owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and (iv) an equity investment in an affiliated REIT.

The following table sets forth information regarding our property portfolio as of December 31, 2021.

Property Name	Space Type	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	89%	$708	$14.61	$13.95
Richardson Tech	Flex/R&D	Dallas	96,660	62%	668	11.07	11.81
Spectrum Building	Office	San Antonio	175,390	64%	2,699	24.20	24.31
11211 Katy Freeway	Office	Houston	78,642	87%	833	12.11	11.77
1400 Broadfield	Office	Houston	102,893	81%	1,573	18.90	18.77
16420 Park Ten Place	Office	Houston	83,760	58%	896	18.41	18.08
Willowbrook Building	Office	Houston	67,581	67%	523	11.54	11.51
Timberway II	Office	Houston	130,828	63%	1,546	18.80	18.32
One Park Ten	Office	Houston	34,089	84%	403	14.07	14.62
Two Park Ten	Office	Houston	57,146	89%	1,005	19.80	19.88
3100 Weslayan (1)	Office	Houston	78,289	67%	1,009	19.22	19.11
Grand Total			959,524	71%	$11,863	$17.43	$17.36

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
Our business could be materially and adversely affected by the outbreak of a health epidemic, pandemic, or outbreak of a contagious diseases, including the COVID-19 coronavirus, particularly to the extent and degree to which the outbreak affects the U.S., state and local economies. The COVID-19 pandemic has caused significant disruptions to the United States economy as well as the economies of the State of Texas and major Texas communities and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain cities where we own properties and/or have development sites, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Although in many cases these measures have been modified or lifted entirely, they may be reinstated in whole or in part and additional, more restrictive measures may be implemented in the future. The COVID-19 pandemic has adversely impacted numerous industries, including transportation and hospitality, and triggered a global economic slowdown.

Although a number of vaccines for COVID-19 are currently available to the general public in the United States and in many countries around the world, the ultimate effectiveness of the vaccination effort is subject to significant uncertainty. The length and severity of the pandemic will be worsened to the extent that a significant portion of the population, in the United States and globally, is reluctant to be vaccinated, fails to complete required multi-step vaccination protocol or is unable to become vaccinated due to shortages in vaccine supply or suspensions in the distribution of vaccines due to safety concerns or other issues. The length of the pandemic is also dependent upon the degree to which more contagious variants of the virus continue to spread, particularly among areas of the country in which overall full vaccination rates are relatively low, and overall rates of new COVID-19 cases continue to rise. Further, new and worsening outbreaks of COVID-19 in other countries may impact global vaccine supplies and lead to the emergence of new variants of the virus which are more contagious, more deadly, or more resistant to current vaccines. As a result of the foregoing factors, the COVID-19 pandemic is expected to have a continued adverse impact on economic and market conditions despite the ongoing distribution of vaccines.

The COVID-19 pandemic may adversely affect our business, financial condition and results of operations and may have the effect of heightening associated risks, including:

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
There is no current public market for our shares. We presently intend, but are not required, to evaluate a transaction providing liquidity for our stockholders within 3 to 7 years from the termination of our initial public offering. Our charter does not require our board to pursue any particular liquidity event at any particular time or at all; provided, however, that if we have not begun the process of liquidating our assets or listing our shares within seven years of the termination of our primary offering, and our board of directors has not set a future date for such a liquidation or listing, our charter requires that we hold a stockholder meeting, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, to vote on a proposal for our orderly liquidation and dissolution. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding capital stock or 9.8% in number of shares of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. Even if our stockholders are able to sell shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what our stockholders paid or less than their proportionate value of the assets we own. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, or suspend our share redemption program without stockholder approval upon 30 days’ written prior notice. Investors should purchase our shares only as a long-term investment because of their illiquid nature.
We have limited operating history which makes our future performance difficult to predict.
We commenced operations on November 14, 2016 and have a limited operating history. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our Sponsor or the parent of our Sponsor. Our limited operating history increases the risk and uncertainty that you face in making an investment in our shares relative to an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.
The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations.
If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, our stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted.

Our organizational documents permit us to make distributions from any source. If our cash flow from operations is insufficient to cover our distributions, we expect to use the proceeds from our public offering, the proceeds from the issuance of securities in the future, the proceeds from borrowings or the waiver or deferral of fees otherwise owed to our advisor to pay distributions. It is likely that in our initial years of operation, any distributions declared will be paid from our offering proceeds, which would constitute a return of your capital. If we fund distributions from borrowings, sales of properties or the net proceeds from our public offering, we will have less funds available for the acquisition of assets resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to you. In addition, the value of your investment in shares of our common stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions. Further, to the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount we can fund distributions from sources other than from our current and accumulated earnings and profits.
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
We are dependent on our advisor to manage our operations and our portfolio of real estate assets and our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor will depend largely upon the fees that it will receive from us in connection with the purchase, management and sale of assets, as well as fees it collects from other affiliates, to conduct its operations. Any adverse changes in the financial condition of our advisor or our relationship with our advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
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
Our ability to implement our investment strategy is dependent, in part, upon the ability of our dealer manager to successfully conduct our follow-on public offering.
D.H. Hill Securities LLLP is the dealer manager for follow-on initial public offering. The success of our follow-on public offering, and our ability to implement our business strategy, is dependent upon the ability of our dealer manager to build and maintain a network of broker-dealers to sell our shares. If our dealer manager is not successful in establishing, operating and managing this network of broker-dealers for our follow-on public offering, our ability to raise proceeds through our follow-on public offering will be limited and we may not have adequate capital to implement our investment strategy. In addition, because our follow-on public offering is a “best efforts” offering, we may not raise proceeds in our follow-on public offering sufficient to meet our investment objectives.
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
We have disclosed estimated net asset values (NAVs) per share of our common stock as of December 31, 2021, The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2021 as we purchase additional assets and raise additional capital from the sale of our shares. The estimated NAV per share values that we disclose may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated.
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our offering, pursuant to applicable FINRA rules, we will, not less frequently than annually, disclose an estimated NAVs per share of each class of our common stock, an explanation of the method by which the estimated NAVs per share were developed and the date of the data used to develop the estimated NAVs per share. Our board of directors has established an estimated NAV per share of our common stock of $10.17 per share, respectively, as of December 31, 2021. The market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future as we continue to raise capital and invest in other properties. Future determinations of our estimated NAV per share are likely to vary significantly from the value established as of December 31, 2021. This approach to establishing an estimated NAV per share may bear little relationship to, and will likely exceed, what a stockholder might receive for its shares if the stockholder tried to sell them or if we liquidated our portfolio.
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

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. Our board of directors is responsible for determining our estimated NAVs per share no less frequently than annually. To assist our board of directors in determining our estimated NAVs per share, we will obtain independent third-party appraisals or valuation reports for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which may include an independent appraisal or valuation. We anticipate that any property appraiser or valuation expert we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.  For additional information on the calculation of our estimated net asset value per share as of December 31, 2021, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”
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
We pay substantial fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties, and may reduce cash available for investment.
A portion of the offering price from the sale of our shares in our public offering will be used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties. In addition, because the full offering price paid by stockholders will not be invested in assets, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
We reimburse our advisor for amounts it pays in connection with the acquisition or development of a property whether or not we ultimately acquire the asset.
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
Our share redemption program may provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed, or at the NAV per share price at the time of redemption, subject to the Board of Directors' discretion. We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed to no more than (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment program in the prior calendar year plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and such additional funds as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to amend, or suspend the share redemption program at any time upon 30 days’ notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination or suspension of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, the price at which the stock will be redeemed may not be the same price they paid for any shares of our common stock being redeemed.
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
Our advisor and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us. Among other matters, these compensation arrangements could affect their judgment with respect to:
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
Our executive officers and our affiliated directors are also executive officers, directors, managers and key professionals of our advisor and other entities affiliated with our sponsor, including Hartman Short Term Income Properties XX, Inc. Their loyalties to these other entities could result in actions or in actions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940. Our operating partnerships and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act of 1940, we engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our initial public offering ends.
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
Subtitle 8 of Title 3 of the Maryland General Corporation Law, or the MGCL, or Subtitle 8, permits the board of directors of a Maryland corporation that has a class of securities registered under the Exchange Act and that has at least three independent directors, to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in its charter or bylaws, to certain additional anti-takeover provisions, which would allow for, among other things, the classification of our board without stockholder approval and the imposition of a two-thirds vote requirement for removing a director; and require that vacancies on the board of directors be filled only by the remaining directors and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred, and a majority vote for the calling of a stockholder-requested special meeting of stockholders. We have elected by a provision in our charter that, at such time, if ever, as we are eligible to make a Subtitle 8 election, vacancies on our board may be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. We have not elected to be subject to the other provisions of Subtitle 8, and as discussed above, to do so we must have a class of equity securities registered under the Exchange Act and at least three independent directors. While we expect to meet the first of these requirements, we have only two independent directors at this time, and we have no current plan to add a third, although that may change. Accordingly, our board of directors may in the future elect, at such time as we are eligible to make a Subtitle 8 election and without stockholder approval, to classify our board or to become subject to any of the other provisions of Subtitle 8. Any of these provisions could make it more difficult and more time consuming for stockholders to change the composition of our board of directors and could prevent stockholders from receiving a premium price for their shares in connection with an unsolicited takeover.
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
Our portfolio of properties consists primarily of office, retail, industrial, and warehouse properties. A decrease in the demand for office, retail or industrial space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations.
Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
The properties we own and may subsequently acquire, and their performance, are subject to the risks typically associated with real estate, including:
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

A downturn in oil demand or weakening of the oil and gas markets could adversely affect our financial condition, results of operations, and our ability to borrow funds.
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
We derive substantially all of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business or may never generate positive results of operations, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. For tenants that operate pursuant to capital investments, an acceleration of losses may result in a faster than expected use of available cash. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
We compete with developers, owners and operators of office and retail properties and other commercial real estate, many of which own properties similar to the properties that we expect to acquire, in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.
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
Our ability to acquire properties own favorable terms and successfully operate them is subject to various risks, including the following:
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
Because we rely on our advisor, its affiliates and third-party sub-managers to manage the day-to-day affairs of any properties we may acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.
We depend upon the performance of our property managers to effectively manage our properties and real estate-related assets. In order to increase or maintain adequate occupancy levels, we may have to offer inducements, such as free rent, to compete for tenants. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should our property manager, its affiliates or third-party sub-managers fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.
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
Some of these laws and regulations may impose joint and several liability on the tenants, current or previous owners or operators of real property for the costs to investigate or remediate contaminated properties, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and would apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and not more than 25% of our assets may be represented by non-qualified publicly offered REIT debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the number of distributions that the operating partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.
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
•your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2021, our investments in real estate assets consist of (i) ten wholly owned properties, (ii) an approximately 83% tenant in common interest in an office property, (iii) a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and (iv) an equity investment in an affiliated REIT.

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2021:

Property Name	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	San Antonio	54,246	89%	$708	$14.61	$13.95
Richardson Tech	Dallas	96,660	62%	668	11.07	11.81
Spectrum Building	San Antonio	175,390	64%	2,699	24.20	24.31
11211 Katy Freeway	Houston	78,642	87%	833	12.11	11.77
1400 Broadfield	Houston	102,893	81%	1,573	18.90	18.77
16420 Park Ten Place	Houston	83,760	58%	896	18.41	18.08
Willowbrook Building	Houston	67,581	67%	523	11.54	11.51
Timberway II	Houston	130,828	63%	1,546	18.80	18.32
One Park Ten	Houston	34,089	84%	403	14.07	14.62
Two Park Ten	Houston	57,146	89%	1,005	19.80	19.88
3100 Weslayan (1)	Houston	78,289	67%	1,009	19.22	19.11
Grand Total		959,524	71%	$11,863	$17.43	$17.36

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

On April 14, 2020, the Company made a tender offer to shareholders of Hartman Income REIT, Inc. ("HIREIT") to acquire up to 500,000 shares of HIREIT common stock at a price of $4.00 per share. On May 1, 2020, the Company extended the term of the tender offer until May 13, 2020, and modified the offer to purchase up 500,000 shares of HIREIT common stock at a price of $5.00 per share.

As of September 24, 2020, the Company completed the acquisition of 661,940 HIREIT common shares and 80,000 Hartman Income REIT Operating Partnership ("HIROP") OP units for consideration of $3,709,703. The HIREIT common shares and HIROP OP units acquired converted to 497,926 Hartman XX common shares and 60,178 Hartman XX Operating Partnership OP units in connection with the merger of those two entities.

Item 3.    Legal Proceedings

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against the Property Manager, an affiliate of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $0.8 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. If the Property Manager's liability is upheld for all or a significant portion of the amounts claimed by Summer, the Property Manager will incur a material loss, which will have an adverse effect on our financial condition, ability to meet our other obligations and ability to pay distributions to our stockholders. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

     As of December 31, 2021, we had 9,004,949 shares of our common stock issued and outstanding held by a total of 1,576 stockholders, comprised of shares of 8,483,580 our Class A common stock held by a total of 1,473 stockholders, 479,219 shares of our Class T common stock held by a total of 96 stockholders, 19,708 shares of our Class S common stock held by a total of 3 stockholder, and 22,442 of our Class I common stock held by a total of 4 stockholders. The number of stockholders is based on the records of Phoenix American Financial Services, Inc., which serves as our transfer agent.

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
Our board of directors has determined an estimated net asset value per share for our common stock as of December 31, 2021, as of the filing of this Annual Report on Form 10-K.

On March 25, 2022, our board directors, including all of our independent directors, determined an estimated net asset value ("NAV") per share of the Company's common stock of $10.17. The sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.31, $10.55, $10.17, and $10.83 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.17 per share.

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

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”).

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

As of December 31, 2021, we had accepted subscriptions for, and issued 8,483,580, net of redemptions, shares of our Class A common stock in our initial public offering, including 666,094 shares issued pursuant to our distribution reinvestment plan, and 479,219, net of redemptions, shares of our Class T common stock, including 31,335 shares issued pursuant to our distribution reinvestment plan and stock distributions, 22,442 shares, of our Class I common stock and 19,708 shares of our Class S common stock, resulting in gross proceeds of $88,987,006.

As of December 31, 2021, we had incurred selling commissions, dealer manager fees and distribution and shareholder servicing fee, and our advisor had incurred organization and other offering costs in our initial public offering in the amounts set forth in the table below. Our dealer manager reallowed all the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Initial Public Offering:

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,497	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,817	Actual
Total expenses	$8,314

As of December 31, 2021, the net offering proceeds to us from our initial public offering after deducting the total expenses incurred as described above, were $73,463,000. The ratio of the cost of raising capital to capital raised was approximately 11.32%.

We intend to use sustainably all of available net proceeds from our ongoing public offering to continue to invest in commercial real estate properties. As of December 31, 2021, we used $48,980,000 of the net proceeds from our public offering, plus debt financing, to purchase ten properties and we had used $8,027,000 of net proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited partnership, the operating partnership of our affiliate, Hartman XX. We had also used $3,707,000 of net offering proceeds to invest in Hartman XX common shares and Hartman XX Operating partnership OP units. We used $11,388,000 of net offering proceeds to invest in our taxable REIT subsidiary and affiliate notes receivable.

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
No shares can be redeemed under our share redemption program until after the third anniversary of the date of purchase of such shares; provided, however, that this holding period will not apply to redemptions requested in connection with a stockholder’s death or qualifying disability (as defined below) or upon a stockholder’s confinement to a long-term care facility (upon the conditions set forth below). In addition, in the event that you redeem all of your shares, any shares that you purchased pursuant to our DRIP may be excluded from the foregoing three-year holding period requirement, in the discretion of our board of directors. Our board of directors reserves the right in its sole discretion at any time to waive the three-year holding period in the event of other exigent circumstances affecting a stockholder. For purposes of the three-year holding period, limited partners of our operating partnership who exchange their limited partnership units for Class A shares of our common stock will be deemed to have owned their shares as of the date they were issued their limited partnership units in our operating partnership. For a description of the exchange rights of the limited partners of our operating partnership, see the section of this prospectus captioned “The Operating Partnership Agreement-Exchange Rights."
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
Our board of directors, in its sole discretion, may suspend implementation or amend our share redemption program at any time it determines that such suspension, termination or amendment is in our best interest.
For the years ended December 31, 2021 and 2020 we received, 30 and 15 requests, respectively, for share redemptions pursuant to the terms of our share redemption program. For the year ended December 31, 2021, we redeemed 72,921 shares at a weighted average price of $10.23 per share. For the year ended December 31, 2020, we redeemed 11,909 shares at a weighted average price of $11.16 per share. For the period from our initial public offering commencement date to December 31, 2021, we received and fulfilled 12 redemption requests representing 106,001 shares of our common stock. Redemption prices paid were as set forth in our share redemption program. The source of cash used to fund the redemption requests was subscription proceeds.  As of December 31, 2021, we had unfulfilled redemption requests for 29,642 shares.

During the three months ended December 31, 2021, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximately Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2021	—	—	$—	(2)
November 2021	—	21,011	10.23	(2)
December 2021	7,250	—	—	(2)
Total	7,250	21,011	$10.23

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

The following table reflects the total distributions the Company has paid in cash, stock and pursuant to our distribution reinvestment plan for the years ended December 31, 2021 and 2020, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2021	$566	$566	$1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Fourth Quarter 2021	286	605	891
Total	$2,831	$2,330	$5,161
First Quarter 2020	$771	$543	$1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
Total	$3,180	$2,373	$5,553

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month. Distributions for the month of October and November which would have been paid in November and December 2021 were not paid until January 2022. The delay occurred while the Company was changing to a stock transfer agent.

Item 6.    Selected Financial Data

The following selected financial data as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
Balance Sheet Data	2021	2020
Total real estate assets, at cost	$84,012	$80,674
Total real estate assets, net	$67,643	$69,825
Total assets	$99,537	$102,437
Notes payable, net	$37,655	$35,213
Total liabilities	$43,583	$40,449
Total special limited partnership interests	$1	$1
Total stockholders’ equity	$55,953	$61,987

	For the year ended December 31,
Operating Data	2021	2020
Total revenues	$12,905	$13,028
Net loss	$(2,206)	$(2,002)
Net loss per common share – basic and diluted	$(0.25)	$(0.23)

	For the year ended December 31,
Other Data	2021	2020
Cash flow provided by (used in)
Operating activities	$5,114	$4,141
Investing activities	$(4,310)	$(18,409)
Financing activities	$(1,207)	$14,404
Distributions (paid) in cash	$(2,831)	$(3,180)
Distributions declared for common shares (1)	$5,756	$5,564
Weighted average number of common shares outstanding, basic and diluted	$8,950	$8,691
FFO (2)	$4,379	$4,751
MFFO (2)	$4,423	$5,146

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

Impact of Coronavirus Outbreak

Since the beginning of 2020, the COVID-19 pandemic has significantly impacted the global and U.S. economies. The Company’s properties are all located in Texas in the metropolitan areas of Houston, Dallas and San Antonio. The operation of tenant businesses is subject to the business judgement of tenant business owners and the direction of government authorities and public health officials. In accordance with the advice of the CDC due to the threat presented by the ongoing COVID-19 pandemic, some of the Company's office property tenants adopted remote working for their office employees, and we increased our janitorial cleaning protocols in our buildings. The rental obligations under our leases have not been materially affected by the COVID-19 pandemic to date, and any requests for rent adjustments are addressed on a case-by-case basis. During 2021, many of our tenants began to bring employees back to the office at least a few days a week, decreasing the time their teams were working remotely and increasing the physical occupancy at our properties.
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
On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.
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

As of December 31, 2021, we had accepted subscriptions for, and issued 8,483,580 shares, net of redemptions, of our Class A common stock in our initial public offering, including 666,094 shares issued pursuant to our distribution reinvestment plan, and 479,219 shares, net of redemptions, of our Class T common stock in our initial public offering, including 31,335 shares issued pursuant to our distribution reinvestment plan resulting in gross proceeds of $88,987,006. We intend to use the net proceeds from initial and follow-on public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis until January 14, 2023, three years from the date of the commencement of our follow-on public offering. We intend to conduct a continuous offering of an unlimited member of shares of our common stock over an unlimited time period by filing a new registration statement prior to the end of the three-year period described in Rule 415 under the securities act of 1933, as amended, however, in certain states this offering is subject to annual extension. We reserve the right to terminate our public offering at any time. D.H. Hill Securities, LLLP is the dealer manager for our public offering and is responsible for the distribution of our common stock in our public offering.

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

We have a $20,000,000 revolving credit agreement loan outstanding as of December 31, 2021 which has an extended maturity date of March 27, 2022, a second $20,000,000 revolving credit loan with a maturity date of March 9, 2023, and a $2,520,000 term loan which has a maturity date of March 14, 2022, each of which is within one year of the date that this Annual Report was available to be issued. Management has considered whether there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statement due to the fact of the uncertainty regarding the loan maturity of the revolving credit agreement loan and the term loan agreement, as set forth in Accounting Standards Codification (ASC) 205-40, “Presentation of Financial Statements – Going Concern.” Refer to Note 15 (Subsequent Events) of the consolidated financial statements for additional information regarding loan extensions.

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

For the years ended December 31, 2021 and 2020, we incurred a net loss of $2,206,000 and $2,002,000, respectively.  We do not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  We consider that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Management has reviewed our tax positions and is of the opinion that material positions taken by us would more likely than not be sustained upon examination.  Accordingly, we have not recognized a liability related to uncertain tax positions as of December 31, 2021 and 2020, respectively.

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

In March 2020 the FASB, issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements when adopted.

Inflation

Although inflation has been historically low and has had a minimal impact on the operating performance of our properties, inflation has recently increased in the United States. Monetary policy and stimulus measures implemented by the federal government and the Federal Reserve could lead to higher inflation rates or lengthen the period of inflation, which may negatively impact our tenants, our operating costs, and our construction costs. Our increased use of net lease agreements mitigates the adverse effect of inflation, including rent escalations and requirements for tenants to pay their allocable share of operating expenses, including common area maintenance, utilities, real estate taxes, and insurance. Additionally, many of our leases are for terms less than ten years, which allows us to target increased rents to current market rates upon renewal.

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

Our Real Estate Investments

As of December 31, 2021, our investments in real estate assets consist of ten properties listed below, a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE LLC, and an approximately 83% tenant in common interest in an office property located in Houston, Texas.

Property Name	Year	Space Type	Gross Leasable Area SF	In-Place Occupancy	No. of Tenants	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Acquisition Price (in thousands)	Encumbrances (1) (in thousands)
Village Pointe	1982	Retail	54,246	89%	15	708	14.61	$7,226
Richardson Tech	1987	Flex/R&D	96,660	62%	21	668	11.07	$5,166	$2,466
Spectrum Building	1986	Office	175,390	64%	41	2,699	24.20	$16,951
11211 Katy Freeway	1976	Office	78,642	87%	86	833	12.11	$4,495
1400 Broadfield	1982	Office	102,893	81%	32	1,573	18.90	$9,582
16420 Park Ten Place	1982	Office	83,760	58%	26	896	18.41	$7,510
Willowbrook Building	1982	Office	67,581	67%	42	523	11.54	$3,972
Timberway II	1982	Office	130,828	63%	41	1,546	18.80	$11,890
One Park Ten	1982	Office	34,089	84%	37	403	14.07	$3,075
Two Park Ten	1982	Office	57,146	89%	27	1,005	19.80	$5,125
3100 Weslayan (2)	1980	Office	78,289	67%	29	1,009	19.22	$3,758
Grand Total			959,524	71%	397	11,863	17.43

(1)    Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 7 to consolidated financial statements.
(2)     We own an approximately 83% tenant in common interest in this office property.

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

Results of Operations

As of December 31, 2021 and 2020, we owned 10 properties comprising approximately 881,235 square feet. As of December 31, 2021 and 2020, we owned a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which is referred to as the Hartman SPE interest. As of December 31, 2021, we owed an approximately 83% tenant in common interest in an office property comprising approximately 78,289 square feet located at 3100 Weslayan in Houston, Texas which was acquired on December 29, 2020.
Revenues – The primary source of our revenue is rental revenues and tenant reimbursements. For the years ended December 31, 2021 and 2020 we had total rental revenues and tenant reimbursements of $12,905,000 and $13,028,000, respectively. The decrease is attributable to the decrease in average base rental rate over the comparative periods, offset by increase in occupancy of 6%.
Property operating expenses – Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2021 and 2020, we had property operating expenses of $5,357,000 and $4,952,000, respectively. The increase in property operating expenses is primarily due to the increase in electricity expenses as a direct result of the severe winter storm in Texas during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 14 (Commitments and Contingencies) to consolidated financial statements for additional information regarding Winter Storm Uri.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $553,000 for the years ended December 31, 2021 and 2020, respectively.

Real estate taxes and insurance – Real estate taxes and insurance were $2,382,000 and $2,495,000 for the years ended December 31, 2021 and 2020, respectively.

Depreciation and amortization – Depreciation and amortization were $5,520,000 and $6,158,000 for the years ended December 31, 2021 and 2020, respectively. The decrease is primarily related to a decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components.

Equity in losses of equity method investment - Equity in net loss of tenant in common interest was $540,000 and $0 for the year ended December 31, 2021 and 2020, respectively. The increase is due to the 83% tenant in common interest in an office property acquired on December 29, 2020.

General and administrative – General and administrative expenses were $1,416,000 and $1,018,000 for the years ended December 31, 2021 and 2020, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The increase is mainly due to the increase in leasing commission amortization expense.

Interest expense - Interest expense was $1,226,000 and $1,005,000 for the years ended December 31, 2021 and 2020, respectively. The increase is primarily due to an overall increase in notes payable from December 31, 2020 to 2021.

Interest and dividend income - Interest and dividend income was $1,927,000 and $1,546,000 for the years ended December 31, 2021 and 2020, respectively. The increase in interest and dividend income is primarily due to additions to related party notes receivable.

Net loss – We generated a net loss of $2,206,000 and $2,002,000 for the years ended December 31, 2021 and 2020. The increase in net loss is primarily due to the increase in electricity expenses as a direct result of Winter Storm Uri referenced in the property operating expenses section above.

Liquidity and Capital Resources
As of December 31, 2021, we had accepted subscriptions for, and issued 8,483,580 shares, net of redemptions, of our Class A common stock in our initial public offering, including 666,094 shares issued pursuant to our distribution reinvestment plan, and 479,219 shares, net of redemptions, of our Class T common stock in our initial public offering, including 31,335 shares issued pursuant to our distribution reinvestment plan, 19,708 shares of our Class S common stock, and 22,442 shares of our Class I common stock, resulting in gross proceeds of $88,987,006.

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

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company's has a $20 million revolving credit loan with an extended maturity date of March 27, 2022. The Company has a second $20 million revolving credit loan with the same lender and a maturity date of March 9, 2023. In order to renew or extend the revolving credit loans, the Company must meet the lenders underwriting criteria at the time of such renewal or extension request. The Company has a $2,520,000 term loan with an extended maturity date of March 14, 2022.

Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the fact of the uncertainty regarding the loan maturities. Management believes that the Company will be able to extend the maturity date or renew the loans for one year or longer which will mitigate the maturity date issue within one year of the issuance date of these consolidated financial statements. Refer to Note 15 (Subsequent Events) of the consolidated financial statements for additional information regarding loan extensions.

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

Cash Flows from Operating Activities

For the years ended December 31, 2021 and 2020, net cash provided by operating activities was $5,114,000 and $4,141,000, respectively. Change in net cash provided by operating activities for the year ended December 31, 2021, was primarily due to a decrease in due to related parties of $1,685,000.

Cash Flows from Investing Activities

For the years ended December 31, 2021 and 2020, net cash used in investing activities was $4,310,000 and $18,409,000, respectively. The decrease in net cash used in investing for the year ended December 31, 2021 was primarily due to the increase in notes receivable receipts from related parties of $5,236,000, decrease in payments of notes receivable from related parties of $2,792,000, and decrease in investment in unconsolidated entities and TIC of $5,783,000.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our initial public offering and debt financing.  Net cash (used in) provided by financing activities for the years ended December 31, 2021 and 2020 was $(1,207,000) and $14,404,000, respectively. Cash flows from financing activities decreased mainly due to a decrease of $15,000,000 in proceeds from revolving credit facility.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2021 and 2020, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2021	2020
Net loss	$(2,206)	$(2,002)
Depreciation and amortization of real estate assets	5,520	6,158
Depreciation and amortization of real estate assets of unconsolidated tenant in common interest	619	—
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	446	595
Funds from operations (FFO)	$4,379	$4,751
Organization and offering costs	44	395
Modified funds from operations (MFFO)	$4,423	$5,146

(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data.

Hartman SPE, LLC	December 31,
	2021	2020
Net loss	$(6,284)	$(2,359)
Depreciation and amortization expense	24,321	26,438
FFO	$18,037	$24,079

Weighted average ownership	2.47%	2.47%

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

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2020 through December 31, 2021, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2021	$566	$566	$1,132
Second Quarter 2021	$1,117	$578	$1,695
Third Quarter 2021	$862	$581	$1,443
Fourth Quarter 2021	$286	$605	$891
Total	$2,831	$2,330	$5,161
First Quarter 2020	$771	$543	$1,314
Second Quarter 2020	$790	$605	$1,395
Third Quarter 2020	$798	$605	$1,403
Fourth Quarter 2020	$821	$620	$1,441
Total	$3,180	$2,373	$5,553

Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 20 days following the end of such month. Distributions for the month of October and November which would have been paid in November and December 2021 were not paid until January 2022. The delay occurred while the Company was changing to a stock transfer agent.

For the year ended December 31, 2021, we paid aggregate distributions of $5,161,000, including $2,831,000 of distributions paid in cash and $2,330,000 issued in common stock as stock distributions and pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $5,114,000 and our FFO was $4,379,000. For the year ended December 31, 2021, 27% of distributions were paid from net cash provided by operating activities.

For the year ended December 31, 2020, we paid aggregate distributions of $5,553,000, including $3,180,000 of distributions paid in cash and $2,373,000 issued in common stock as stock distributions and pursuant to our distribution reinvestment plan for. During the same period, cash used in operating activities was $4,141,000 and our FFO was $4,751,000. For the year ended December 31, 2020, 36% of distributions were paid from net cash provided by operating activities.

During the period from our inception to December 31, 2021, our cash provided by operating activities was $9,733,000, our net loss was $8,171,000 and our FFO was $12,601,000. Of the $17,352,000 in aggregate distributions paid to our stockholders from inception to December 31, 2021, 56% was paid from net cash provided by operating activities and 44% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

The tax composition of our distributions declared for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Ordinary income (unaudited)	27.2%	35.7%
Return of capital (unaudited)	72.8%	64.3%
Capital gains distribution (unaudited)	—%	—%
Total	100%	100%

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

On March 25, 2022, our board directors, including all of our independent directors, determined an estimated net asset value ("NAV") per share of the Company's common stock of $10.17. The sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.31, $10.55, $10.17, and $10.83 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.17 per share.

Effective March 14, 2022, the Company entered into Loan Modification Agreement No. 2 exercising its second and final extension option of the Richardson Tech Center loan agreement to extend the loan maturity date to March 14, 2023. Under the terms of the amendment, principal and interest installments of $12,345 are payable monthly until the maturity date.

On March 18, 2022, the Company entered into an amendment to the master credit facility agreement dated December 27, 2018 with East West Bank. The amendment increased face amount of the master credit facility from $20,000,000 to $35,000,000 and extended the term of the master credit facility to December 27, 2022. The promissory note bears interest at a prime rate, as defined in the master credit agreement less a margin of 0.10%. The prime index rate as of March 18, 2022 was 3.25% for an applicable interest rate of 3.15%.

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. The Company has recognized its applicable share of the judgment amount, approximately $750,000, within the Company's consolidated statement of operations. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

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

Management's Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Weaver and Tidwell, L.L.P., an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. Their report is included in "Item 15. Exhibits and Financial Statement Schedules" under the Report of Independent Registered Public Accounting Firm.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to exemption established by rule of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors and their respective ages and positions.

Name	Age	Positions
Allen R. Hartman	70	Chief Executive Officer, President and Chairman of the Board
Louis T. Fox, III	61	Chief Financial Officer and Treasurer
Michael Racusin	41	General Counsel and Corporate Secretary
Richard R. Ruskey	67	Independent Director
John G. Ostroot	85	Independent Director
Note: Jack I. Tompkins was elected as an Independent Director on January 25, 2022.
The biographical descriptions below set forth certain information with respect to our executive officers and directors.
Allen R. Hartman, age 70, is our CEO and Chairman of our Board of Directors as well as President of the parent company of our Advisor, Hartman Advisors LLC, and our property manager, HIR Management. In 1984, Mr. Hartman formed Hartman Management and began sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs.  Currently Mr. Hartman oversees a staff of 112 full and part time employees who manage 44 commercial properties encompassing over 4.4 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration.
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

Louis T. Fox, III, age 61, is our Chief Financial Officer and Treasurer. Mr. Fox also serves as Chief Financial Officer for our Advisor and our property manager. He has responsibility for financial reporting, accounting, treasury and investor relations. Prior to joining Hartman Management (now, HIR Management) in March, 2007, Mr. Fox served as Chief Financial Officer of Legacy Brands, a restaurant group from April, 2006 until January, 2007. Prior to that, Mr. Fox served as Chief Financial Officer of Unidynamics, Inc., a specialized EPC manufacturer of unique handling system solutions for the marine and energy industries from January, 2004 until April, 2006. He also served as Treasurer and CFO of Goodman Manufacturing, a major manufacturer of residential and commercial HVAC products for 9 years prior to that. In addition to his years of experience in the manufacturing industry, he has served in senior financial positions in the construction and debt collection service concerns. Mr. Fox started his career as a tax accountant with Arthur Andersen & Co. Mr. Fox is a former practicing certified public accountant. Mr. Fox earned a Bachelor of Arts degree in accounting from the University of Texas at San Antonio.

Michael A. Racusin, age 41, has served as our General Counsel and Corporate Secretary since May 2021. In this capacity, Mr. Racusin manages our in-house legal department and is responsible for all legal matters affecting our company and its affiliates. Prior to joining the Company in May 2021, Mr. Racusin served as General Counsel and Corporate Secretary of Luby's Inc., a publicly traded restaurant and food service company, where he also held positions as Associate General Counsel and Asst. Secretary since 2006. Mr. Racusin also co-founded and served as Chief Information Officer and General Counsel of EnergyFunders.com, the world’s first crowdfunding platform for energy projects. Mr. Racusin is a licensed member of the State

Bar of Texas. Mr. Racusin earned a Bachelor of Arts from University of Texas at Austin and a Juris Doctor degree from University of Houston Law Center.

Richard R. Ruskey, age 67, served as an independent director of Hartman Short Term Income Properties XX, Inc. since April 2011. Mr. Ruskey was appointed to the board of directors of the Company on May 14, 2020 following the resignation of Mr. James A. Cardwell. Mr. Ruskey began his professional career in 1978 as a Certified Public Accountant with the accounting firm of Peat, Marwick, Mitchell, & Co. in St. Louis, Missouri where he obtained extensive experience in both the audit and tax departments. In 1983 he joined the firm of Deloitte, Haskins, & Sells as a manager in the tax department. In 1986 Mr. Ruskey transitioned into the security brokerage industry as the chief financial officer of Westport Financial Group. Within a one-year period he became a full-time broker and due diligence officer for the firm. In 1990 he continued his career in financial services by joining the broker dealer firm of R. T. Jones Capital Equities, Inc. where he served as due diligence officer. In June 2010 Mr. Ruskey joined the broker dealer firm of Moloney Securities Co. Inc. where he currently serves as an investment broker and as a senior due diligence analyst. He is a Certified Financial Planner and former Certified Public Accountant. He has been an active investor in numerous real estate and business ventures throughout his 30 year career in financial services. Mr. Ruskey received dual B.S. degrees in Accounting and Finance from Southern Illinois University – Carbondale.

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

John G. Ostroot, age 85, has served as one of our independent directors since February 2016.  Since January 2008 and July 2009, respectively, Mr. Ostroot has served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc.  He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000. As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company.  After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C.  Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry.  Since January, 2008 Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2021, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2021, except as follows:
•Due to an administrative oversight, a Form 4 was not timely filed in 2021 to report the issuance of 4,888 shares of restricted common stock to Mr. Ruskey and Mr. Ostroot in connection with their continuing service as independent directors of our board of directors.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2021. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees Earned or Paid In Cash (1)	All Other Compensation (2)	Total
Allen R. Hartman	$—	$—	$—
Richard Ruskey (3)	35,625	50,000	85,625
John G. Ostroot (3)	31,688	50,000	81,688
	$67,313	$100,000	$167,313

(1)   The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2) As described below under “Independent Directors Compensation Plan,” Mr. Richard Ruskey and Ostroot are entitled to receive shares of restricted common stock as non-cash compensation for their service as independent members of our board of directors. On May 14, 2020, James Cardwell, an independent director on the Company's board of directors and as a member and chairman of the Company's audit committee, retired from the board of directors. During the years ended December 31, 2021 and 2020, Mr. Ruskey was granted 4,888 and 2,427 restricted common shares and Mr. Ostroot was granted 4,888 and 3,847 restricted common shares pursuant to our independent director’s compensation plan for services rendered in 2021 and 2020, respectively. Amounts shown reflect the aggregate fair value of the shares of restricted stock as of the date of grant computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
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

Independent Directors Compensation Plan

Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long term incentive plan. Under our independent director’s compensation plan, each of our independent directors is entitled to receive annually up to $50,000 in shares of restricted common stock. Each new independent director that joins our board of directors will receive 3,000 shares of restricted common stock upon election to our board of directors. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected. Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates, will receive an annual cash retainer, meeting fees and stock compensation for all board service as if they were serving on a single board. As of December 31, 2021, 21,263 shares of restricted, Class A common stock have been granted to our current independent directors pursuant to the independent director’s compensation plan.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of December 31, 2021, regarding the beneficial ownership of our common stock by (1) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 9,004,949 shares of our Class A, Class T, Class I and Class S common stock outstanding as of December 31, 2021. The address of each beneficial owner listed below is c/o Hartman vREIT XXI, Inc., 2909 Hillcroft, Suite 420, Houston, Texas 77057. As of December 31, 2021, there are 17,663 shares granted pursuant to the independent directors compensation plan that are not yet issued.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)
	Number	Percentage
Allen R. Hartman (2)	22,100	0.25
John G. Ostroot	3,600	0.04
Richard R. Ruskey	—	—
Louis T. Fox, III	—	—
Michael A. Racusin	—	—
All Officers and Directors as a group	25,700	0.29

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	—	$—	428,984
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	428,984

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from our inception (September 3, 2015) to December 31, 2021 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

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

As of December 31, 2021, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership.

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
•We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2021 and 2020, we incurred acquisition fees of $0 and $168,000, respectively, payable to our advisor.
•We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2021 and 2020, we paid asset management fees of $553,000 and $553,000, respectively, payable to our advisor.
•We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be paid in addition to the acquisition fee paid to our advisor. For the years ended December 31, 2021 and 2020, we did not pay our advisor any debt financing fees.
•If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset. With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2021 and 2020, we did not pay our advisor any disposition fees.

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
•Pursuant to our advisory agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our advisory agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2021, our total operating expenses were $14,571,000. Of the $14,571,000 in total operating expenses incurred during the year ended December 31, 2021, we reimbursed our advisor $0 in operating expenses during the year ended December 31, 2021.
•We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the years ended December 31, 2021 and 2020, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.

Our advisory agreement has a one-year term expiring June 24, 2022, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, Hartman Income REIT Management, Inc., with respect to the management of our properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the years ended December 31, 2021 and 2020, respectively, we have paid property management fees and reimbursements of $2,763,000 and $2,054,000, to our property manager.

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

On November 1, 2019, the Company had an unsecured promissory note receivable from Hartman XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $6,012,000 and $2,789,000 as of December 31, 2021 and 2020. The maturity date of the note is October 31, 2022.

Effective August 4, 2020, the Company transferred the balance due from Hartman Short Term Income Properties XX, Inc. in the amount of $8,200,000 together with additional advances in the amount of $2,411,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC note is $1,547,000 and $6,782,000 as of December 31, 2021 and 2020, respectively. The amended maturity date of the Hartman Retail III Holdings LLC note is June 30, 2023. The outstanding balance of the Hartman Ashford Bayou LLC note is $3,829,000 as of December 31, 2021 and 2020. The amended maturity date of the Hartman Ashford Bayou LLC note is December 31, 2022.

On March 11, 2022, the Company agreed to a settlement with Hartman XX, the Advisor, and the Property Manager (collectively the "Settlement Parties") to settle amounts owed by the Company to the Settlement Parties with amounts owed by the Settlement Parties to the Company. The settlement resulted in the reduction of $1,151,000 of interest receivable and reduction of $2,984,000 in principal of the unsecured promissory note receivable from Hartman XX in exchange for the reduction of $4,135,000 in unpaid fees owed to the Settlement Parties. The settlement was effective December 31, 2021.

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

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee of our board of directors has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2021 and 2020. The audit committee reserves the right to select new auditors at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

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

All services rendered to us by Weaver for the years ended December 31, 2021 and 2020, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2021 and 2020 are set forth in the table below.

	2021	2020
Audit fees	$184,000	$154,000
Audit-related fees	12,000	127,000
Tax fees	25,000	30,000
Total	$221,000	$311,000

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

(b)    Financial Statements and Schedules

See the Index to Consolidated Financial Statements and Schedule at page F-1 of this report.

Item 16. Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2022.
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

By:	/s/ Allen R. Hartman	Date: March 30, 2022
Allen R. Hartman, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Louis T. Fox, III	Date: March 30, 2022
Louis T. Fox, III, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Richard R. Ruskey	Date: March 30, 2022
Richard R. Ruskey, Director and Chair of the Audit Committee

By:	/s/ John G. Ostroot	Date: March 30, 2022
John G. Ostroot, Director

By:	/s/ Jack I. Tompkins	Date: March 30, 2022
Jack I. Tompkins, Director

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

10.23	Master Credit Facility Agreement dated March 10, 2020 by and between East West Bank and Hartman vREIT XXI Operating Partnership, L.P.
10.24	Revolving Promissory Note dated March 10, 2020 by Hartman vREIT XXI Operating Partnership, L.P. and Hartman vREIT XXI, Inc. in favor of East West Bank
10.25	Deed of Trust, Assignment of Rents and Security Agreement dated March 10, 2020 by Hartman Park Ten Place I & II, LLC in favor of East West Bank
10.26	Deed of Trust, Assignment of Rents and Security Agreement dated March 10, 2020 by Hartman Timberway II, LLC in favor of East West Bank
10.27	Deed of Trust, Assignment of Rents and Security Agreement dated March 10, 2020 by Hartman Village Pointe, LLC in favor of East West Bank
10.28
Real Property Management Agreement dated November 21, 2019 by and between Hartman Income REIT Management, Inc. and Hartman Park Ten Place I & II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 27, 2019)

10.29
Real Property Management Agreement dated November 21, 2019 by and between Hartman Income REIT Management, Inc. and Hartman Timberway II, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 27, 2019)

10.30	Real Property Management Agreement dated November 14, 2016 by and between Hartman Village Pointe, LLC and Hartman Income REIT Management, Inc.
10.31	Assignment of Property Management Agreements dated March 10, 2020 in favor of East West Bank
10.32*
Amendment to Master Credit Agreement dated March 18, 2022 by and between East West Bank and Hartman vREIT XXI Operating Partnership LP, Hartman Spectrum, LLC, Hartman 11211, LLC, Hartman 1400 Broadfield LLC, Hartman 16420 Park Ten LLC, and Hartman 7915 FM 1960 LLC(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2022)

10.33*
Amended and Restated Revolving Promissory Note dated March 18, 2022 by and between East West Bank and Hartman vREIT XXI Operating Partnership LP, Hartman Spectrum, LLC, Hartman 11211, LLC, Hartman 1400 Broadfield LLC, Hartman 16420 Park Ten LLC, and Hartman 7915 FM 1960 LLC(incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 24, 2022)

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of real estate assets for potential impairment. Refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description

The Company evaluates, on at least an annual basis, its real estate assets for potential impairment whenever changes in circumstances indicate that the value of real estate assets may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value.

We identified the evaluation of real estate assets for potential impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the recoverability of these assets.

Management’s impairment analysis of its real estate asset was significant to our audit because the amounts are material to the consolidated financial statements. Auditing management’s assessment is complex and involves significant judgment as the Company’s ability to generate future cash flows could be impacted by various economic and industry conditions.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of management’s controls with respect to impairment analysis and evaluated the inputs used and underlying significant assumptions.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the methods and underlying significant assumptions used to develop the fair value estimates, testing the accuracy and completeness of operating data used in the calculation, assessing the reasonableness of the market-specific assumptions, and performing a sensitivity analysis of the underlying significant assumptions to evaluate the potential changes in the fair value estimates. We also utilized an auditor specialist to assist in testing management’s calculations of fair values based on an undiscounted cash flow model.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

We have served as the Company’s auditors since 2015.

Houston, Texas
March 30, 2022

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2021	2020
ASSETS
Real estate assets, at cost	$84,012	$80,674
Accumulated depreciation and amortization	(16,369)	(10,849)
Real estate assets, net	67,643	69,825
Investment in tenancy in common interest, net	3,386	3,926
Total	71,029	73,751

Cash and cash equivalents	—	408
Restricted cash	144	139
Note receivable - related party	11,388	13,400
Investment in unconsolidated entities	11,734	11,734
Deferred lease commissions, net	1,799	760
Accrued rent and accounts receivable, net	1,955	1,849
Prepaid expenses and other assets	303	271
Acquisition deposits	125	125
Due from related parties	1,060	—
Total assets	$99,537	$102,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$37,655	$35,213
Accounts payable and accrued expenses	5,200	4,109
Subscriptions for common stock	—	130
Due to related parties	—	420
Tenants' security deposits	728	577
Total liabilities	43,583	40,449
Commitments and contingencies

Special Limited Partnership Interests	1	1

Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,483,580 and 8,342,318 shares issued and outstanding at December 31, 2021 and 2020, respectively	85	83
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 479,219 shares and 468,982 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 19,708 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 22,442 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	82,445	80,519
Accumulated distributions and net loss	(26,582)	(18,620)
Total stockholders' equity	55,953	61,987
Total liabilities and total equity	$99,537	$102,437
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
	Year Ended December 31,
	2021	2020
Revenues
Rental revenues	$11,651	$12,073
Tenant reimbursements and other revenues	1,254	955
Total revenues	12,905	13,028

Expenses (income)
Property operating expenses	5,357	4,952
Asset management fees	553	553
Organization and offering costs	44	395
Real estate taxes and insurance	2,382	2,495
Depreciation and amortization	5,520	6,158
General and administrative	1,416	1,018
Interest expense	1,226	1,005
Interest and dividend income	(1,927)	(1,546)
Equity in earnings of equity method investment	540	—
Total expenses, net	15,111	15,030

Net loss	$(2,206)	$(2,002)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.25)	$(0.23)
Weighted average number of common shares outstanding, basic and diluted	8,950	8,691

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net loss	Total
Balance at December 31, 2019	8,512	$85	$77,573	$(11,054)	$66,604
Issuance of common shares	311	3	3,287	—	3,290
Redemption of common shares	(12)	—	(143)	—	(143)
Selling commissions	—	—	(198)	—	(198)
Dividends and distributions (DRP)	—	—	—	(2,373)	(2,373)
Dividends and distributions (cash)	—	—	—	(3,191)	(3,191)
Net loss	—	—	—	(2,002)	(2,002)
Balance at December 31, 2020	8,811	$88	$80,519	$(18,620)	$61,987
Issuance of common shares	269	2	2,789	—	2,791
Redemption of common shares	(75)	—	(745)	—	(745)
Selling commissions	—	—	(118)	—	(118)
Dividends and distributions (DRP)	—	—	—	(2,330)	(2,330)
Dividends and distributions (cash)	—	—	—	(3,426)	(3,426)
Net loss	—	—	—	(2,206)	(2,206)
Balance at December 31, 2021	9,005	$90	$82,445	$(26,582)	$55,953

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,206)	$(2,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	100	65
Depreciation and amortization	5,520	6,158
Deferred loan and lease commission costs amortization	430	291
Equity in earnings of unconsolidated joint venture	540	—
Bad debt provision	36	75
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,293)	(960)
Deferred leasing commissions	(1,289)	(568)
Prepaid expenses and other assets	(32)	175
Accounts payable and accrued expenses	502	6
Due to /from related parties	2,655	970
Tenants' security deposits	151	(69)
Net cash provided by operating activities	$5,114	$4,141
Cash flows from investing activities:
Acquisition deposit	$—	$(125)
Investment in TIC	—	(2,076)
Additions to real estate	(3,338)	(3,501)
Receipts from notes receivable-related parties	5,236	—
Payments of notes receivable- related parties	(6,208)	(9,000)
Investment in unconsolidated entities	—	(3,707)
Net cash used in investing activities	$(4,310)	$(18,409)
Cash flows from financing activities:
Proceeds from issuance of common stock	$461	$1,068
Payment of redemption of common stock	(745)	(143)
Distributions paid in cash	(2,831)	(3,180)
Payment of selling commissions	(118)	(198)
Borrowings under insurance premium finance note	445	—
Repayments under insurance premium finance note	(551)	—
Deferred loan costs paid	(38)	(198)
Subscriptions for common stock	(130)	130
Proceeds from revolving credit facility	2,400	17,400
Repayments under revolving credit facility	(46)	(475)
Repayments on term loan	(54)	—
Net cash (used in) provided by financing activities	$(1,207)	$14,404

Net (decrease)/ increase in cash and cash equivalents and restricted cash	$(403)	$136
Cash and cash equivalents and restricted cash, beginning of period	547	411
Cash and cash equivalents and restricted cash, end of period	$144	$547
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$1,042	$835
Supplemental disclosures of non-cash activities:
Increase in distributions payable	$595	$49
Distributions paid in stock	$2,330	$2,324
Transfer of acquisition deposit to investment in TIC	$—	$1,850
Notes received to settle related party receivable from Hartman XX	$—	$10,611
Decrease in interest receivable from Hartman XX settlement	$1,151	$—
Decrease in due to related parties from Hartman XX settlement	$4,135	$—
Decrease in notes receivable from Hartman XX settlement	$2,984	$—
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

As of December 31, 2021, the Company had accepted investors' subscriptions for, and issued 9,004,949 shares, net of redemptions, of its Class A, Class T, Class S, and Class I common stock in its initial public offering, including 697,429 shares issued as stock distributions and pursuant to its distribution reinvestment plan resulting in gross offering proceeds of $88,987,006.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2021 and 2020 have been prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of December 31, 2021 and 2020 consisted of demand deposits at commercial banks. As of December 31, 2021, the Company had a bank overdraft of $184,000. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheets.

Restricted Cash
Restricted cash on the accompanying consolidated balance sheets consists of amounts escrowed for future real estate taxes, insurance, capital expenditures and debt service, as required by certain mortgage debt agreements.

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

The Company’s revenue is primarily derived from leasing activities, which is specifically excluded from ASC 606 - Revenue from Contracts with Customers ("ASC 606"). The Company’s other revenue is comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating. Reimbursements from real estate taxes and certain other expenses are also excluded from of ASC 606.

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

Real Estate

Allocation of Purchase Price of Acquired Assets

Acquisitions of integrated assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. The Company believes most of its future acquisitions of operating properties will qualify as asset acquisitions. Third-party transaction costs, including acquisition fees paid to Advisor, associated with asset acquisitions will be capitalized while internal acquisition costs will continue to be expensed as incurred.

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

The fair values of above-market and below-market in-place lease values, including below-market renewal options for which renewal has been determined to be reasonably assured, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases and below-

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market renewal options, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease and renewal option values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental income over the remaining expected terms of the respective leases.

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

Depreciation and amortization

Depreciation is computed using the straight-line method over the estimated useful lives of 5 years to 39 years for buildings and improvements. Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years' remaining calculated on terms of all of the leases in-place when acquired.

Impairment

The Company reviews its real estate and other assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. Management has determined that there has been no impairment in the carrying value of the Company’s real estate and other assets as of December 31, 2021.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inaccurate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of the Company’s real estate and related intangible assets and net income.

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

Accrued Rent and Accounts Receivable

Accrued rent and accounts receivable include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer creditworthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of December 31, 2021 and 2020, the Company had $303,000 and $271,000, respectively in prepaid expense and other assets.

Acquisition Deposits

Acquisition deposits represent funds in escrow or advanced to a seller of a property which the Company plans to acquire. As of December 31, 2021 and 2020, the Company had acquisition deposits of $125,000 and $125,000, respectively, which are included in the consolidated balance sheets.

Organization and Offering Costs

As of December 31, 2021, total organization and offering costs incurred for the offering amounted to $8,314,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the years ended December 31, 2021 and 2020, such costs totaled $162,000 and $593,000, respectively.

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

For the years ended December 31, 2021 and 2020, the Company had net loss of $2,206,000 and $2,002,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2021 and 2020, respectively.

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests - see Note 13. As of December 31, 2021 and 2020, there were no common shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2021 and 2020.

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

Major tenants are defined as those tenants who individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 18% and 19% of total annualized rental revenue for the years ended December 31, 2021 and 2020.

Going Concern Evaluation

Pursuant to ASU 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company's has a $20 million revolving credit loan with an extended maturity date of March 27, 2022. The Company has a second $20 million revolving credit loan with a maturity date of March 9, 2023. In order to renew or extend these revolving credit loans, the Company must meet the lender's underwriting criteria at the time of such renewal or extension request. The Company has a $2,482,000 term loan with an extended maturity date of March 14, 2022. In order to further extend the term loan maturity date, the Company must meet the second extension criteria set forth in the term loan agreement.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the issuance date of these consolidated financial statements due to the fact of the uncertainty regarding the loan maturities. Management believes that the Company will be able to extend the maturity date or renew the loans for one year or longer which will mitigate the maturity dates issue within one year of the issuance date of these consolidated financial statements. See Note 15 (Subsequent Events) for additional information regarding loan extensions.

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

Note 3 — Real Estate

The Company’s real estate assets, net as of December 31, 2021 and 2020 consisted of the following, in thousands:

	December 31,
	2021	2020
Land	$16,816	$16,816
Buildings and improvements	59,719	56,381
In-place lease value intangible	7,477	7,477
	84,012	80,674
Less accumulated depreciation and amortization	(16,369)	(10,849)
Total real estate assets, net	$67,643	$69,825

Depreciation expense for the years ended December 31, 2021 and 2020 was $3,825,000 and $3,650,000, respectively.

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

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
In-place lease value intangible	$7,477	$7,477
Less: In-place leases – accumulated amortization	(6,646)	$(4,951)
Acquired lease intangible assets, net	$831	$2,526

The estimated aggregate future amortization amounts from acquired lease intangibles are as follows, thousands:

December 31,	In-place lease amortization
2022	$(747)
2023	(84)
2024	—
2025	—
2026	—
Thereafter	—
Total	$(831)

Amortization expense for the years ended December 31, 2021 and 2020 was $1,695,000 and $2,508,000 respectively.

Acquisition fees incurred were $0 and $168,000 for the years ended in December 31, 2021 and 2020, respectively. Acquisition fees are capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $553,000 and $553,000 for the years ended December 31, 2021 and 2020, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

On December 29, 2020, the Company completed its acquisition of tenant-in-common interests representing an ownership of approximately 83% of an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% TIC ownership is owned by Allen Hartman. The tenant-in-common interests were acquired from unrelated third parties, for cash consideration of $3,758,000, and reflects the Company's share of the underlying net assets and liabilities of Weslayan. In connection with the Weslayan TIC purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The Weslayan property is collateral for the loan. As of December 31, 2021, the loan had an outstanding principal balance of $3,912,000 and a current interest rate of 4.66%. The maturity date of the loan is August 6, 2024. Installments of principal and interest are payable monthly. The Company incurred $168,000 of acquisition fees from our Advisor from the purchase. The Company exercises significant influence as a result of the Weslayan TIC ownership interest, but the company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheet within the "Investment in tenancy in common interest, net" line item. The Company incurred equity in earnings of equity method investment of $540,000 and $0 for December 31, 2021 and 2020 related to the Weslayan TIC interest.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The HIREIT common shares and HIROP OP units acquired were converted to 497,926 Hartman XX common shares and 60,178 Hartman XX Operating Partnership OP units in connection with the merger of those entities.

The Company's investment in Hartman SPE, LLC and Hartman XX do not have a readily determinable fair value and are recorded at cost minus impairment. The aggregate carrying amount for the investments is $11,734,000. The Company did not receive any distributions from Hartman SPE, LLC for the year ended December 31, 2021. The Company recognized dividend income of $519,000 and $605,000, respectively from Hartman Short Term Income Properties XX, Inc. for the year ended December 31, 2021 and 2020.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2021	2020
Tenant and other receivables	$321	$203
Accrued rent	1,154	829
Accrued interest receivable	663	964
Allowance for doubtful accounts	(183)	(147)
Accrued rent and accounts receivable, net	$1,955	$1,849

As of December 31, 2021 and 2020, the Company had an allowance for uncollectible accounts of $183,000 and $147,000, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s creditworthiness. For the years ended December 31, 2021 and 2020, the Company recorded bad debt expense in the amount of $36,000 and $75,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2021 is as follows, in thousands:

December 31,	Minimum Future Rents
2022	$10,158
2023	9,099
2024	5,869
2025	3,825
2026	2,104
Thereafter	1,338
Total	$32,393

Note 7 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			December 31,
Property/Facility	Current Maturity	Rate (1)	2021	2020
Richardson Tech Center (2)	March 2022	L + 275 bps	$2,466	$2,520
Master Credit Facility Agreement -EWB (3)	March 2022	P - 50 bps	19,954	20,000
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50 bps	15,325	12,925
			37,745	35,445
Less unamortized deferred loan costs			(90)	(232)
			$37,655	$35,213

(1) One-month LIBOR ("L"); Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The interest rate for the Richardson Tech Center note as of December 31, 2021 was 3.25%. On March 26, 2021 the Company entered into an amendment with the lender extending the maturity date to March 14, 2022. Principal and interest installments of $12,345 are payable monthly until the amended maturity date. See Note 15 ("Subsequent Events") for additional information.

(3) The Company is a party to a $20 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. As of December 31, 2021 the MCFA is secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rate as of December 31, 2021 was 2.75%. The outstanding balance under the MCFA was $19,954,000 as of December 31, 2021 and the amount available to be borrowed was $46,000. See Note 15 ("Subsequent Events") for additional information.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The company entered into a joinder and amendment to the MCFA II facility dated March 29, 2021 which added an office property located in Houston, Texas and owned by Hartman Income REIT Property Holdings, LLC, an affiliate of the Company and Hartman XX, to the collateral security for the credit facility. The Company is a guarantor under the MCFA II credit facility. The borrowing base of the facility increased from $13,925,000 to 15,550,000. The credit agreement matures on March 9, 2023. The interest rate as of December 31, 2021 was 2.75%.

On March 29, 2021, the MCFA II credit facility was modified to add a collateral property owned by Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Operating Partnership, LP. HIRPH was added to the MCFA II credit facility by means of a joinder agreement. The borrowing base of the credit facility increased $1,625,000 as a result of the credit facility modification. The outstanding balance under the MCFA II was $15,325,000 as of December 31, 2021 and the amount available to be borrowed was $225,000.

Interest expense for the years ended December 31, 2021 and 2020 was $1,226,000 and $1,005,000, respectively, including $180,000 and $169,000 of deferred loan cost amortization. Unamortized deferred loan costs were $90,000 and $232,000 as of December 31, 2021 and 2020, respectively. Interest expense of $88,000 and $84,000 was payable as of December 31, 2021 and 2020, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 and $168,000, were earned by the Advisor for the years ended December 31, 2021 and 2020, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the years ended December 31, 2021 and 2020.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 1, 2019, the Company issued an unsecured promissory note to Hartman XX, an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $6,012,000 and $2,789,000 as of December 31, 2021 and 2020, respectively. The amended maturity date of the note is October 31, 2022.

Effective August 4, 2020, the Company transferred the balance due from Hartman Short Term Income Properties XX, Inc. in the amount of $8,200,000 together with additional advances in the amount of $2,412,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC note is $1,547,000 and $6,782,000 as of December 31, 2021 and 2020, respectively. The amended maturity date of the Hartman Retail III Holdings LLC note is June 30, 2023. The outstanding balance of the Hartman Ashford Bayou LLC note is $3,829,000 as of December 31, 2021 and 2020. The amended maturity date of the Hartman Ashford Bayou LLC note is December 31, 2022.

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

For the years ended December 31, 2021 and 2020, the Company incurred property management fees and reimbursable costs of $1,333,000 and $1,323,000 payable to the Property Manager and asset management fees of $553,000 and $553,000 payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the years December 31, 2021 and 2020, the company incurred construction management fees of $140,000 and $264,000, respectively and $1,290,000 and $917,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the balance sheets.

On March 11, 2022, the Company agreed to a settlement with Hartman XX, the Advisor, and the Property Manager (collectively the "Settlement Parties") to settle amounts owed by the Company to the Settlement Parties with amounts owed by the Settlement Parties to the Company. The settlement resulted in the reduction of $1,151,000 of interest receivable and reduction of $2,984,000 in principal of the unsecured promissory note receivable from Hartman XX in exchange for the reduction of $4,135,000 in unpaid fees owed to the Settlement Parties. The settlement was effective December 31, 2021.
As of December 31, 2021 and 2020, the Company had $0 and $126,000 due to the Advisor, respectively and $0 and $581,000 due from Hartman Short Term Income Properties XX, Inc., respectively and $0 and $1,323,000 due to the Property Manager and $1,060,000 and $448,000 due from other Hartman affiliates.

Note 9 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders (in thousands)	$(2,206)	$(2,002)
Denominator:
Basic weighted average shares outstanding (in thousands)	8,950	8,691
Basic loss per common share	$(0.25)	$(0.23)

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

For Federal income tax purposes, the cash distributed to stockholders was characterized as follows for the years ended December 31:

	2021	2020
Ordinary income (unaudited)	27.2%	35.7%
Return of capital (unaudited)	72.8%	64.3%
Capital gains distribution (unaudited)	—%	—%
Total	100.0%	100.0%

A provision for Texas Franchise tax under the Texas Margin Tax Bill in the amount of $63,000 and $62,000 was recorded in the consolidated financial statements for the years ended December 31, 2021 and 2020 respectively, with a corresponding charge to real estate taxes and insurance.

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2021, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of December 31, 2021, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the years ended December 31, 2021 and 2020 the Company granted 9,775 and 6,311 shares, respectively of restricted common stock to independent directors as compensation for services. The Company recognized $100,000 and $65,000 as stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively, based upon the offering price of $10.23 and $10.30, respectively per common share.

Distributions

The following table reflects total distributions paid in cash and issued in shares of our common stock for the periods indicated, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2021	$566	$566	$1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Fourth Quarter 2021 (1)	286	605	891
Total	$2,831	$2,330	$5,161
First Quarter 2020	$771	$543	$1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
Total	$3,180	$2,373	$5,553

(1) Dividends declared for the months of October and November 2021 were paid in January 2022. The Company     transitioned stock transfer agents during the fourth quarter of 2021.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the years ended December 31, 2021 and 2020, respectively, consisted of 9,775 and 6,311 restricted, Class A common shares to our independent directors, valued at $10.23 and $10.30 per share based on the Offering price. The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against the Property Manager, an affiliate of the Company that manages our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8.4 million from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8.4 million claimed in the lawsuit, approximately $0.8 million relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices. On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. If the Property Manager's liability is upheld for all or a significant portion of the amounts claimed by Summer, the Property Manager will incur a material loss, which will have an adverse effect on our financial condition, ability to meet our other obligations and ability to pay distributions to our stockholders. Even if the Property Manager is ultimately successful in its appeal, it may take considerable time to resolve the matter.

The Company has recognized its applicable share of the judgment amount within the Company's consolidated statement of operations. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

Contingencies

Recent events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the year ended December 31, 2021 have been prepared in light of these circumstances. Management has determined that there has been no impairment on real estate assets. However, circumstances related to the COVID-19 pandemic may result in recording impairments in future periods.

Proposed Merger with Hartman XX

On November 6, 2020, the board of directors of the Company and the board of directors of Hartman XX each approved a merger of Hartman XX with and into the Company. On January 26, 2021, the respective boards determined to delay the proposed merger transaction. On October 26, 2021, the respective boards determined to proceed with the proposed merger transaction.

Note 15 – Subsequent Events
On March 25, 2022, our board directors, including all of our independent directors, determined an estimated net asset value ("NAV") per share of the Company's common stock of $10.17. The sale price of our Class A, Class S, Class I and Class T common shares to the public is $11.31, $10.55, $10.17, and $10.83 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The sale price of all classes of common shares to our shareholders pursuant to the distribution reinvestment plan is $10.17 per share.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective March 14, 2022, the Company entered into Loan Modification Agreement No. 2 exercising its second and final extension option of the Richardson Tech Center loan agreement to extend the loan maturity date to March 14, 2023. Under the terms of the amendment, principal and interest installments of $12,345 are payable monthly until the maturity date.

On March 18, 2022, the Company entered into an amendment to the master credit facility agreement dated December 27, 2018 with East West Bank. The amendment increased face amount of the master credit facility from $20,000,000 to $35,000,000 and extended the term of the master credit facility to December 27, 2022. The promissory note bears interest at a prime rate, as defined in the master credit agreement less a margin of 0.10%. The prime index rate as of March 18, 2022 was 3.25% for an applicable interest rate of 3.15%.

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager continues to dispute the amount of liability to Summer and intends to appeal the judgment. The outcome of the pending appeal is subject to significant uncertainty and we cannot provide any assurance that the Property Manager will ultimately prevail. The Company has recognized its applicable share of the judgment amount, approximately $750,000, within the Company's consolidated statement of operations. Many of the Company’s leases contain provisions that require tenants to pay their allocable share of operating expenses, including utilities. At this time, the Company is unable to reasonably estimate an amount expected to be recovered from our tenants.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2021

(in thousands)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Village Pointe	2/8/2017	1982	$1,762	$4,380	$1,084	$7,226	$208
Richardson Tech Center	3/14/2018	1987	$1,260	$2,999	$906	$5,165	$836
Spectrum Building	12/27/2018	1986	$2,631	$12,862	$1,458	$16,951	$840
11211 Katy Freeway	1/10/2019	1976	$874	$2,926	$695	$4,495	$2,936
1400 Broadfield	10/1/2019	1982	$2,395	$6,208	$978	$9,581	$915
16420 Park Ten	10/1/2019	1982	$1,878	$5,115	$518	$7,511	$700
7915 FM 1960	10/1/2019	1982	$993	$2,808	$171	$3,972	$1,040
Timberway II	11/21/2019	1982	$2,973	$8,029	$889	$11,891	$705
One Park Ten	11/21/2019	1982	$769	$2,197	$109	$3,075	$542
Two Park Ten	11/21/2019	1982	$1,281	$3,174	$670	$5,125	$299
Total			$16,816	$50,698	$7,478	$74,992	$9,021

	Gross Carrying Amount at December 31, 2021
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation and Amortization	Net Book Carrying Value	Encumbrances (1)
Village Pointe	$1,762	$4,587	$1,084	$7,433	$(1,915)	$5,518
Richardson Tech Center	$1,260	$3,835	$906	$6,001	$(1,777)	$4,224	$2,466
Spectrum Building	$2,631	$13,702	$1,458	$17,791	$(3,473)	$14,318
11211 Katy Freeway	$874	$5,863	$695	$7,432	$(1,647)	$5,785
1400 Broadfield	$2,395	$7,123	$978	$10,496	$(2,083)	$8,413
16420 Park Ten	$1,878	$5,814	$518	$8,210	$(1,458)	$6,752
7915 FM 1960	$993	$3,848	$171	$5,012	$(882)	$4,130
Timberway II	$2,973	$8,733	$889	$12,595	$(1,819)	$10,776
One Park Ten	$769	$2,740	$109	$3,618	$(405)	$3,213
Two Park Ten	$1,281	$3,473	$670	$5,424	$(910)	$4,514
Total	$16,816	$59,718	$7,478	$84,012	$(16,369)	$67,643	$2,466

(1)    Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 7.

	Years ended December 31,
	2021	2020
Gross carrying amount at beginning of period	$80,674	$77,173
Additions during the period:
Improvements	3,338	3,501
Gross carrying amount at end of period	$84,012	$80,674