Form 10-Q
period 2022-09-30
Hartman vREIT XXI, Inc.
filed 2022-11-14
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q
____________

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 9,268,087 shares of the registrant’s common stock issued and outstanding, 22,100 of which were held by an affiliate of the registrant, consisting of 503,255 shares of Class T common stock, 8,706,926 shares of Class A common stock, 19,708 shares of Class I common stock and 38,198 shares of Class S common stock.

HARTMAN vREIT XXI, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Real estate assets, at cost	$87,402	$84,012
Accumulated depreciation and amortization	(19,622)	(16,369)
Real estate assets, net	67,780	67,643
Investment in tenant in common interest, net	3,098	3,386
Total	70,878	71,029

Cash and cash equivalents	—	—
Restricted cash	123	144
Notes receivable - related party	22,543	11,388
Investment in unconsolidated entities	11,734	11,734
Deferred lease commissions, net	1,960	1,799
Accrued rent and accounts receivable, net	2,597	1,955
Prepaid expenses and other assets	466	303
Acquisition deposits	125	125
Due from related parties, net	1,427	1,060
Total assets	$111,853	$99,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$52,890	$37,655
Accounts payable and accrued expenses	5,414	5,200
Tenants' security deposits	984	728
Total liabilities	59,288	43,583

Special limited partnership interests	1	1
Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,689,695 and 8,483,580 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	87	85
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 500,172 shares and 479,219 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 19,708 shares issued and outstanding at September 30, 2022 and December 31, 2021. respectively	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 38,198 shares and 22,442 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	84,874	82,445
Accumulated distributions and net loss	(32,402)	(26,582)
Total stockholders' equity	52,564	55,953
Total liabilities and total equity	$111,853	$99,537
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenues	$3,418	$3,224	$10,082	$9,692
Total revenues	3,418	3,224	10,082	9,692

Expenses (income)
Property operating expenses	1,484	1,143	4,153	4,332
Asset management fees	139	139	415	415
Organization and offering costs	4	11	41	15
Real estate taxes and insurance	593	606	1,778	1,789
Depreciation and amortization	1,070	1,459	3,253	4,245
General and administrative	524	335	1,343	932
Interest expense	782	318	1,608	918
Interest and dividend income	(582)	(453)	(1,409)	(1,361)
Equity in net loss of tenant in common interest	78	89	288	431
Total expenses, net	4,092	3,647	11,470	11,716

Net loss	$(674)	$(423)	$(1,388)	$(2,024)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.07)	$(0.05)	$(0.15)	$(0.23)
Weighted average number of common shares outstanding, basic and diluted	9,221	8,918	9,153	8,895

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2021	8,917	$89	$81,627	$(23,062)	$58,654
Issuance of common shares	82	1	839	—	840
Redemptions	(29)	—	(296)	—	(296)
Dealer manager fee	—	—	(34)	—	(34)
Dividends and distributions (DRP based)	—	—	—	(581)	(581)
Dividends and distributions (cash based)	—	—	—	(862)	(862)
Net loss	—	—	—	(423)	(423)
Balance at September 30, 2021	8,970	$90	$82,136	$(24,928)	$57,298

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at June 30, 2022	9,167	$91	$84,044	$(30,250)	$53,885
Issuance of common shares	81	1	851	—	852
Redemptions	—	—	—	—	—
Selling commissions	—	—	(21)	—	(21)
Dividends and distributions (DRP based)	—	—	—	(576)	(576)
Dividends and distributions (cash based)	—	—	—	(902)	(902)
Net loss	—	—	—	(674)	(674)
Balance at September 30, 2022	9,248	$92	$84,874	$(32,402)	$52,564
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2020	8,811	$88	$80,519	$(18,620)	$61,987
Issuance of common shares	211	2	2,208	—	2,210
Redemptions	(52)	—	(531)	—	(531)
Dealer manager fee	—	—	(60)	—	(60)
Dividends and distributions (DRP based)	—	—	—	(1,725)	(1,725)
Dividends and distributions (cash based)	—	—	—	(2,559)	(2,559)
Net loss	—	—	—	(2,024)	(2,024)
Balance at September 30, 2021	8,970	$90	$82,136	$(24,928)	$57,298

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Loss	Total
Balance at December 31, 2021	9,005	$90	$82,445	$(26,582)	$55,953
Issuance of common shares	276	2	2,881	—	2,883
Redemptions	(33)	—	(336)	—	(336)
Selling commissions	—	—	(116)	—	(116)
Dividends and distributions (DRP based)	—	—	—	(1,745)	(1,745)
Dividends and distributions (cash based)	—	—	—	(2,687)	(2,687)
Net loss	—	—	—	(1,388)	(1,388)
Balance at September 30, 2022	9,248	$92	$84,874	$(32,402)	$52,564

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,388)	$(2,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	75	75
Depreciation and amortization	3,253	4,245
Deferred loan and lease commission costs amortization	576	318
Equity in net loss of tenant in common interest	288	431
Straight-line rent	(266)	(279)
Bad debt provision	77	12
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,248)	(555)
Deferred lease commissions	(558)	(844)
Prepaid expenses and other assets	(163)	(29)
Accounts payable and accrued expenses	822	(44)
Due to/from related parties	2,168	1,478
Tenants' security deposits	256	113
Net cash provided by operating activities	3,892	2,897
Cash flows from investing activities:
Additions to real estate	(3,390)	(2,620)
Repayments of notes receivable-related parties	2,417	4,917
Advances of notes receivable- related parties	(15,312)	(5,163)
Net cash used in investing activities	(16,285)	(2,866)
Cash flows from financing activities:
Proceeds from issuance of common stock	893	486
Payment of redemption of common stock	(336)	(531)
Distributions paid in cash	(3,260)	(2,545)
Payment of selling commissions	(116)	(60)
Borrowings under insurance premium finance note	424	445
Repayments under insurance premium finance note	(289)	(304)
Deferred loan costs paid	(13)	(38)
Change in subscriptions for common stock	—	(130)
Proceeds from revolving credit facility	15,123	2,400
Repayments of term loan	(54)	(39)
Net cash provided by (used in) financing activities	12,372	(316)
Net (decrease)/ increase in cash and cash equivalents and restricted cash	(21)	(285)
Cash and cash equivalents and restricted cash, beginning of period	144	547
Cash and cash equivalents and restricted cash, end of period	$123	$262
Supplemental cash flow information:
Cash paid for interest	$1,261	$776
Supplemental disclosures of non-cash investing and financing activities:
Change in distributions payable	$(573)	$14
Distributions paid in stock	$1,745	$1,724
Issuance of accrued director stock compensation	$245	$—
Deferred loan costs settled through increase in credit facility principal	$222	$—
Decrease in interest receivable from Hartman XX settlement	$795	$—
Decrease in due to related parties from Hartman XX settlement	$2,535	$—
Decrease in notes receivable from Hartman XX settlement	$1,740	$—
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
On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2022, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”).
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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2022, the Company had accepted investors' subscriptions for, and issued 9,247,773 shares, net of redemptions, of its Class A, Class T, Class S, and Class I common stock in its initial public offering, including 983,190 shares issued as stock distributions and pursuant to its distribution reinvestment plan, resulting in gross proceeds of $91,623,006.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2021 are derived from our audited consolidated financial statements as of that date. The unaudited consolidated financial statements as of September 30, 2022, have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X, on a basis consistent with the annual audited consolidated financial statements. The unaudited consolidated financial statements presented herein reflect all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Company as of September 30, 2022, and the results of its consolidated operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of September 30, 2022 and December 31, 2021 consisted of demand deposits at commercial banks. As of September 30, 2022 and December 31, 2021, the Company had a bank overdrafts of $407,000 and $184,000, respectively. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheets.
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

Impairment

       The Company reviews its real estate assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Our estimated fair values are determined by utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates or appraisals.

The Company determines whether an impairment in value may have occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. During the nine months ended September 30, 2022 and 2021, the Company concluded there were no such events or changes in circumstances requiring review of the Company's real estate assets.

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
Prepaid Expenses and Other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable, and miscellaneous other assets and prepayments. As of September 30, 2022 and December 31, 2021, the Company had $466,000 and $303,000, respectively, in prepaid expenses and other assets.

Acquisition Deposits

Acquisition deposits represent funds placed in escrow or advanced to a seller of property which the Company plans to acquire. As of September 30, 2022 and December 31, 2021, the Company had acquisition deposits of $125,000 which are included in the consolidated balance sheets.

Organization and Offering Costs
As of September 30, 2022, total organization and offering costs incurred for the Offering amounted to $8,470,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) will not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the Offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the three and nine months ended September 30, 2022 and 2021, such costs totaled $4,000 and $41,000, and $11,000 and $15,000, respectively.

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
For the three months ended September 30, 2022 and 2021, the Company had a net loss of $674,000 and $423,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company had a net loss of $1,388,000 and $2,024,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may offset by the net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.
The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of September 30, 2022 and December 31, 2021, respectively.
Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests – see Note 13. For the three and nine months ended September 30, 2022 and 2021, there were no shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021.
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

Major tenants are defined as those tenants which individually comprise more than 10% of the Company’s total rental revenues. One tenant of the Spectrum Building represents 18% of the Company's total rental revenues for the nine months ended September 30, 2021, respectively. There are no tenants representing 10% of total rental revenues for the nine months ended September 30, 2022.
Going Concern Evaluation
Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company has a $35 million revolving credit loan with a maturity date of March 27, 2023. The Company has a second $20 million revolving credit loan with a maturity date of March 9, 2023. In order to renew or extend the revolving credit loan, the Company must meet the lenders underwriting criteria at the time of such renewal or extension request. The Company has a $2,410,000 term loan with an extended maturity date of March 14, 2023. In order to further extend the term loan maturity date, the Company must meet the second extension criteria set forth in the term loan agreement.

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

Reclassification

An item in the operating activities section of the comparative consolidated statement of cash flows has been reclassified to conform to the presentation adopted in the current period. Straight-line rent totaling $279,000 has been reclassified from the change in accrued rent and accounts receivable line item to a separate line item as an adjustment to reconcile net loss to net cash provided by operating activities.

Note 3 – Real Estate

The Company’s real estate assets consisted of the following, in thousands:

	September 30, 2022	December 31, 2021
Land	$16,816	$16,816
Buildings and improvements	63,109	59,719
In-place lease value intangible	7,477	7,477
	87,402	84,012
Less accumulated depreciation and amortization	(19,622)	(16,369)
Total real estate assets	$67,780	$67,643

Depreciation expense for the three months ended September 30, 2022 and 2021 was $945,000 and $1,039,000, respectively and $2,628,000 and $2,862,000, respectively for the nine months ended September 30, 2022 and 2021. Amortization expense for the three months ended September 30, 2022 and 2021 was $125,000 and $420,000, respectively and $625,000 and $1,383,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of total in-place lease intangible assets and the respective accumulated amortization are as follows, in thousands:

	September 30, 2022	December 31, 2021
In-place lease value intangible	$7,477	$7,477
In-place leases – accumulated amortization	(7,270)	(6,646)
Acquired in-place lease intangible assets, net	$207	$831

Acquisition fees incurred were $0 for the three and nine months ended September 30, 2022 and 2021. The acquisition fees have been capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $139,000 and $139,000 for the three months ended September 30, 2022 and 2021, respectively, $415,000 and $415,000 for the nine months ended September 30, 2022 and 2021, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.
The Company owns an approximately 83% tenant in common interests of an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% TIC ownership is owned by Allen Hartman. The Company is party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The Weslayan property is collateral for the loan. As of September 30, 2022, the loan had an outstanding principal balance of $3,849,000 and a current interest rate of 4.66%. The maturity date of the loan is August 6, 2024. Installments of principal and interest are payable monthly. The Company exercises significant influence as a result of the Weslayan TIC ownership interest, but the Company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheets within the "Investment in tenant in common interest, net" line item. The Company recognized equity in net loss of tenant in common interest of $78,000 and $89,000 for the three months ended September 30, 2022 and 2021, respectively, related to the Weslayan TIC interest. For the nine months ended September 30, 2022 and 2021, the Company recognized equity in net loss of tenant in common interest of $288,000 and $431,000, respectively, related to Weslayan TIC interest.

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

The Company's investment in Hartman SPE, LLC and Hartman XX do not have a readily determinable fair value and are recorded at cost minus impairment. The aggregate carrying amount for the investments is $11,734,000. The Company did not receive any distributions from Hartman SPE, LLC for the three months ended September 30, 2022 and 2021. For the three months ended September 30, 2022 and 2021, the Company recognized dividend

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income of $0 and $105,000, respectively, and $189,000 and $330,000 for the nine months ended September 30, 2022 and 2021 from Hartman Short Term Income Properties XX, Inc.

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	September 30, 2022	December 31, 2021
Tenant and other receivables	$347	$321
Accrued rent	1,421	1,154
Accrued interest receivable- related party	1,089	663
Allowance for doubtful accounts	(260)	(183)
Accrued rents and accounts receivable, net	$2,597	$1,955

As of September 30, 2022 and December 31, 2021, the Company had an allowance for uncollectible accounts of $260,000 and $183,000, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s credit-worthiness. For the three months ended September 30, 2022 and 2021, the Company recorded bad debt expense (recovery) in the amount of $39,000 and $(2,000), respectively, and $77,000 and $12,000 for nine months ended September 30, 2022 and 2021, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Deferred Leasing Commission Costs, net

Costs which have been deferred consists of the following, in thousands:

	September 30, 2022	December 31, 2021
Deferred leasing commissions	$2,764	$2,206
Less: accumulated amortization	(804)	(407)
Deferred leasing commission costs, net	$1,960	$1,799

Note 7 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at September 30, 2022 is as follows, in thousands:

September 30,	Minimum Future Rents
2022	$10,795
2023	8,296
2024	5,538
2025	3,639
2026	2,072
Thereafter	1,354
Total	$31,694

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

Property/Facility	Current Maturity	Rate (1)	September 30, 2022	December 31, 2021
Richardson Tech Center (2)	March, 2023	P	$2,410	$2,466
Master Credit Facility Agreement - EWB (3)	March, 2023	P - 10bps	35,000	19,954
Master Credit Facility Agreement - EWB (4)	March, 2023	P - 50bps	15,625	15,325
			53,035	37,745
Less unamortized loan costs			(145)	(90)
			$52,890	$37,655
(1) Prime ("P")

(2) Payable in monthly installments of principal and interest until the maturity date. The interest rate as of September 30, 2022 was 6.25%.

(3) The Company is a party to an amended $35 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real, property collateral which secure the amount available to be borrowed. On March 18, 2022 the Company entered into an amendment to the MCFA which increased the face amount of the MCFA from $20 million to $35 million and extended the term of the MCFA to March 27, 2023. As of September 30, 2022, the MCFA is secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The Company is a guarantor under the MCFA credit facility. The interest rate as of September 30, 2022 was 6.15%. The outstanding balance under the MCFA was $35,000,000 as of September 30, 2022 and the amount available to be borrowed was $0. The amended credit facility matures on March 27, 2023.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe and Accesso Portfolio properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The company entered into a joinder and amendment to the MCFA II facility dated March 29, 2021 which added an office property located in Houston, Texas and owned by Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Operating Partnership, LP., to the collateral security for the credit facility. The Company is a guarantor under the MCFA II credit facility. The borrowing base of the credit facility is $15,630,000. The credit agreement matures on March 9, 2023. The interest rate as of September 30, 2022 was 5.75%. The outstanding balance under the MCFA II was $15,625,000 as of September 30, 2022 and the amount available to be borrowed was $5,000.

In connection with the Weslayan TIC purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The 3100 Weslayan property is collateral for the loan. The loan had an outstanding balance of $3,849,000 as of September 30, 2022 and interest rate of 4.66%.

Interest expense for three months ended September 30, 2022 and 2021 was $782,000 and $318,000, respectively, including $76,000 and $48,000 of deferred loan cost amortization. Interest expense for nine months ended September 30, 2022 and 2021 was $1,608,000 and $918,000, respectively, including $179,000 and $138,000 of deferred loan cost amortization. Unamortized deferred loan costs were $145,000 and $90,000 as of September 30, 2022 and December 31, 2021, respectively. Interest expense of $256,000 and $88,000 was payable as of September 30, 2022 and December 31, 2021, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Advisor, or its affiliates, receives an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. Acquisition fees of $0 were earned by the Advisor for the three and nine months ended September 30, 2022 and 2021.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the three and nine months ended September 30, 2022 and 2021.

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

On November 1, 2019, the Company received an unsecured promissory note from Hartman Short Term Income Properties XX, Inc., an affiliate of the Advisor and the Property Manager, in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $10,000,000 and $6,012,000 as of September 30, 2022 and December 31, 2021, respectively. The amended maturity date of the note is October 31, 2022. In addition to the balance due under the note, the Company made advances to Hartman Short Term Income Properties XX, Inc. of $7,168,000 which are outstanding as of September 30, 2022 and which are not covered by the unsecured promissory note referred to herein.

Effective August 4, 2020, the Company transferred the balance due from Hartman Short Term Income Properties XX, Inc. in the amount of $8,200,000 together with additional advances in the amount of $2,411,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC and note is $1,547,000 as of September 30, 2022 and December 31, 2021. The maturity date of the Hartman Retail III Holdings LLC note is June 30, 2023. The outstanding balance of the Hartman Ashford Bayou LLC note is $3,828,000 as of September 30, 2022 and December 31, 2021. The amended maturity date of the Hartman Ashford Bayou LLC note is December 31, 2022.

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

For the three months ended September 30, 2022 and 2021, the Company incurred property management fees and reimbursable costs of $356,000 and $327,000, respectively, payable to the Property Manager and asset management fees of $139,000 and $139,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred property management fees and reimbursable costs of $1,054,000 and $1,001,000, respectively payable to the property manager and asset management fees of $415,000 and $415,000, respectively. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the three months ended

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2022 and 2021, the Company incurred construction management fees of $78,000 and $73,000, respectively, and $173,000 and $466,000, respectively, for leasing commissions. For the nine months ended September 30, 2022 and 2021, the Company incurred construction management fees of $166,000 and $116,000, respectively, and $557,000 and $844,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate assets in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

For the nine months ended September 30, 2022, the Company settled amounts owed to Hartman XX, the Advisor, and the Property Manager (collectively the "Settlement Parties") with amounts owed by the Settlement Parties to the Company. The settlement results in the reduction of $795,000 of interest receivable and reduction of $1,740,000 in principal of the unsecured promissory note receivable from Hartman XX in exchange for the reduction of $2,535,000 in unpaid fees owed to the Settlement Parties.

As of September 30, 2022, the Company had $0 due to Property Manager and $1,427,000 due from the Advisor, and other Hartman affiliates, respectively, and $0 due to Hartman Short Term Income Properties XX, Inc. As of December 31, 2021, the Company had $0 and $0 due to the Advisor and Property Manager, respectively, and $0 and $1,060,000 due from Hartman Short Term Income Properties XX, Inc., and other Hartman affiliates.

Note 10 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders (in thousands)	$(674)	$(423)	$(1,388)	$(2,024)
Denominator:
Basic weighted average shares outstanding (in thousands)	9,221	8,918	9,153	8,895
Basic loss per common share	$(0.07)	$(0.05)	$(0.15)	$(0.23)

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

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of September 30, 2022, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, 270,000,000 of which were classified and designated as Class A common stock (“Class A Shares”), 280,000,000 were classified and designated as Class S common stock ("Class S Shares"), 280,000,000 of which were classified as Class I common stock ("Class I Shares"), and 70,000,000 were designated as Class T Common stock (“Class T Shares”). The additional share classes have been included in an amendment to the Company's registration statement and prospectus which was declared effective by the Securities and Exchange Commission on July 27, 2020.

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

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of September 30, 2022, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. For the three and nine months ended September 30, 2022 and 2021, the Company granted 2,458 and 2,444 shares and 7,375 and 7,331 shares, respectively, of restricted common stock to independent directors as compensation for services. The Company recognized $25,000 and $25,000, respectively and $75,000 and $50,000, respectively, as stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Distributions

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2017 (the month the Company first paid distributions) through September 30, 2022 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	62	72	134
Third Quarter 2017	105	115	220
Fourth Quarter 2017	127	163	290
First Quarter 2018	154	192	346
Second Quarter 2018	182	245	427
Third Quarter 2018	215	293	508
Fourth Quarter 2018	237	346	583
First Quarter 2019	305	388	693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
First Quarter 2020	771	543	1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
First Quarter 2021	566	566	1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Fourth Quarter 2021 (3)	286	605	891
First Quarter 2022	1,459	583	2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	902	576	1,478
Total	$12,317	$10,040	$22,357

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

Note 12 — Incentive Plans

The Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards, and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates’ selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. The Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the Offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the three months ended September 30, 2022 and 2021, respectively, consisted of 2,458 and 2,444 restricted, Class A common shares to our independent directors, valued at $10.17 and $10.23 per share based on the Offering price. The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

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

Contingencies
Events related to the COVID-19 pandemic and the actions taken to contain it have created substantial uncertainty for all businesses, including the Company. The Company’s consolidated financial statements as of and for the three months ended September 30, 2022 have been prepared in light of these circumstances.
Proposed merger with Hartman XX
On July 8, 2022, the board of directors of Hartman XX determined to delay the pursuit of the proposed merger transaction.

Note 15 – Subsequent Events
The Company's unsecured promissory note receivable with Hartman XX, which has a maturity date of October 31, 2022, remains unpaid and is currently in maturity default. The loan parties are in negotiations to address the unsecured promissory note. It is uncertain when an agreement will be reached.

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

•the extent to which the ongoing COVID-19 pandemic impacts our financial condition, results of operations and cash flows depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the U.S. economy and potential changes in customer behavior that could adversely affect the use of and demand for office space;

•the financial condition of our customers could deteriorate or further worsen, which could be further exacerbated by the COVID-19 pandemic;

•our assumptions regarding potential losses related to customer financial difficulties due to the COVID-19 pandemic or otherwise could prove incorrect;

•our ability to continue as a going concern due to the approaching maturity dates of certain of our outstanding loans;

•the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
•uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•changes in global, national, regional or local economic, demographic or capital market conditions, including volatility as a result of the current ongoing conflict between Russia and Ukraine and the rapidly evolving measures in response;
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

As of September 30, 2022, we had accepted subscriptions for and issued 8,689,695 shares, net of redemptions, of our Class A common stock, including 938,948 shares issued pursuant to our distribution reinvestment plan and stock distributions, 500,172 shares, net of redemptions, of our Class T common stock, including 44,243 shares issued pursuant to our distribution reinvestment plan and stock distributions, 38,198 shares, of our Class S common stock, and 19,708 shares of our Class I common stock, resulting in gross proceeds of $91,623,006. We intend to use the net proceeds from our public offerings to continue to acquire commercial real estate properties located primarily in Texas. We intend to offer shares of our common stock on a continuous basis in our follow-on public offering until January 14, 2023, three years from the commencement of our follow-on offering. We reserve the right to terminate our public offering at any time. D.H. Hill Securities, LLP is the dealer manager for our public offerings and is responsible for the distribution of our common stock in our ongoing follow-on public offering.

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

The cornerstone of our investment strategy is our advisor’s discipline in acquiring a portfolio of real estate properties, specifically properties that are located in Texas, that offer a blend of current and potential income based on in place occupancy plus relatively significant potential for growth in income and value from re-tenanting, repositioning or redevelopment. We refer to this strategy as “value add.” We rely upon the value add strategy to evaluate numerous potential commercial real estate acquisition and investment opportunities per completed acquisition or investment.

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

Our Investments

As of September 30, 2022, our investments in real estate assets consist of (i) 10 wholly-owned properties (ii) an approximately 83% tenant in common interest in an office property, (iii) a 2.47% interest in a special purpose entity which is co-owned by affiliates of our Advisor, and (iv) an equity investment in an affiliated REIT.

The following table sets forth information regarding our property portfolio as of September 30, 2022.

Property Name	Space Type	Location	Gross Leasable Area SF	Percent Occupied	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	94%	$744	$14.51	$14.59
Richardson Tech Center	Flex/R&D	Dallas	96,660	87%	598	7.10	7.03
Spectrum	Office	San Antonio	175,390	64%	2,644	23.48	23.40
11211 Katy Freeway	Office	Houston	77,851	96%	874	11.74	11.65
1400 Broadfield	Office	Houston	102,893	88%	1,674	18.50	18.33
16420 Park Ten Place	Office	Houston	83,760	73%	852	13.87	13.50
Willowbrook Building	Office	Houston	67,581	75%	515	10.17	10.15
Timberway II	Office	Houston	130,828	74%	1,676	17.26	17.26
One Park Ten	Office	Houston	34,089	100%	395	11.65	11.55
Two Park Ten	Office	Houston	56,443	93%	963	18.26	18.42
3100 Weslayan (1)	Office	Houston	78,289	70%	1,051	19.28	19.43
Grand Total			958,030	80%	$11,987	$15.70	$15.64

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2022 versus September 30, 2021.

As of September 30, 2022 and 2021, we owned 10 properties comprising approximately 880,532 square feet, a 2.47% interest in an affiliate special purpose entity which owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which is referred to as the Hartman SPE interest, and an approximately 83% tenant in common interest in an office property comprising approximately 78,289 square feet located at 3100 Weslayan in Houston, Texas.

Revenues – The primary source of our revenue is rental revenues from our tenants. For the three months ended September 30, 2022 and 2021, we had total rental revenues of $3,418,000 and $3,224,000, respectively. For the nine months ended September 30, 2022 and 2021, we had total rental revenues of $10,082,000 and $9,692,000, respectively. The increase is due to increase in overall occupancy from 72% as of September 30, 2021 to 80% as of September 30, 2022. The increase is offset by a decrease in average net effective base rent per occupied square foot from $18.42 to $15.64.

Property operating expenses – Property operating expenses consist of labor, contract services, repairs and maintenance, utilities and management fees. For the three months ended September 30, 2022 and 2021, we had property operating expenses of $1,484,000 and $1,143,000, respectively. For the nine months ended September 30, 2022 and 2021, we had property expenses of $4,153,000 and $4,332,000, respectively. The decrease in property operating expenses over the nine month period is primarily due to the increase in electricity expenses as a direct result of the severe winter storm in Texas during February 2021, also known as Winter Storm Uri. See Part II - Item 1. Legal Proceedings and Note 14 (Commitments and Contingencies) for additional information regarding Winter Storm Uri. The increase in property operating expenses over the three month period is primarily due to increase in utility expenses as a result of inflation creating upward pressure on energy costs.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $139,000 and $139,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, we paid $415,000 and $415,000 towards asset management fees.

Real estate taxes and insurance – Real estate taxes and insurance were $593,000 and $606,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, we had real estate taxes and insurance of $1,778,000 and $1,789,000, respectively.
Depreciation and amortization – Depreciation and amortization were $1,070,000 and $1,459,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization were $3,253,000 and $4,245,000, respectively. The decrease is primarily related to a decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components.

Equity in net loss of tenant in common interest - Equity in net loss of tenant in common interest was $78,000 and $89,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, equity in net loss of tenant in common interest was $288,000 and $431,000, respectively. The decrease in net loss of tenant in common interest over the nine month period is due to Winter Storm Uri. The Weslayan property was impacted by the storm and experienced an increase in electricity utility billings for the months of February and March 2021.

General and administrative expenses - General and administrative expenses were $524,000 and $335,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, General and administrative expenses were $1,343,000 and $932,000, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The increase in general and administrative expenses is primarily due to increase in professional fees associated with unsuccessful refinancing efforts.

Interest expense - Interest expense was $782,000 and $318,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, interest expense was $1,608,000 and $918,000, respectively. The increase is primarily due to an overall increase in notes payable and interest rates from September 30, 2021 to September 30, 2022.

Interest and dividend income - Interest and dividend income was $582,000 and $453,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, interest and dividend income was $1,409,000 and $1,361,000, respectively. The increase is primarily due to additions to related party notes receivable, offset with a reduction of dividend income as Hartman XX suspended distributions in July 2022.

Net loss – We generated a net loss of $674,000 and $423,000 for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, we generated a net loss $1,388,000 and $2,024,000, respectively. The decrease in net loss over the nine month period is primarily due to the increase in electricity expenses in February 2021 as a direct result of Winter Storm Uri referenced in the property operating expenses section above. The increase in net loss over the three month period is primarily due to increase in property operating expenses, general and administrative expenses, and interest expense and offset by decrease in depreciation and amortization expense. Refer to discussion above.

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

The table below summarizes our calculation of FFO and MFFO for the three and nine months ended September 30, 2022 and 2021 and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	Three months ended September 30,		Nine Months Ended September 30
	2022	2021	2022	2021
Net loss	$(674)	$(423)	$(1,388)	$(2,024)
Depreciation and amortization of real estate assets	1,070	1,459	3,253	4,245
Depreciation and amortization of real estate assets of unconsolidated tenant in common interest	129	128	386	385
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	104	144	402	288
Funds from operations (FFO)	629	1,308	2,653	2,894
Organization and offering costs	4	11	41	15
Modified funds from operations (MFFO)	$633	$1,319	$2,694	$2,909

(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data:

Hartman SPE, LLC	Three months ended September 30,		Nine Months Ended September 30
	2022	2021	2022	2021
Net (loss) income	$(2,045)	$(258)	$(1,798)	$(6,379)
Depreciation and amortization expense	6,264	6,106	18,085	18,038
FFO	$4,219	$5,848	$16,287	$11,659

Weighted average ownership	2.47%	2.47%	2.47%	2.47%

Distributions

The following table summarizes the distributions we paid in cash and in shares of our common stock and the amount of distributions reinvested pursuant to the distribution reinvestment plan for the period from January 2017 (the month we first paid distributions) through September 30, 2022 (in thousands):

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2017	$27	$19	$46
Second Quarter 2017	62	72	134
Third Quarter 2017	105	115	220
Fourth Quarter 2017	127	163	290
First Quarter 2018	154	192	346
Second Quarter 2018	182	245	427
Third Quarter 2018	215	293	508
Fourth Quarter 2018	237	346	583
First Quarter 2019	305	388	693
Second Quarter 2019	388	484	872
Third Quarter 2019	498	646	1,144
Fourth Quarter 2019	746	629	1,375
First Quarter 2020	771	543	1,314
Second Quarter 2020	790	605	1,395
Third Quarter 2020	798	605	1,403
Fourth Quarter 2020	821	620	1,441
First Quarter 2021	566	566	1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Fourth Quarter 2021 (3)	286	605	891
First Quarter 2022	1,459	583	2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	902	576	1,478
Total	$12,317	$10,040	$22,357

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 30 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.
(3)Distributions for the month of October 2021 and November 2021 which would have been paid in November 2021 and December 2021 were not paid until January 2022. The delay occurred while the Company was changing stock transfer agents.

For the nine months ended September 30, 2022, we paid aggregate distributions of $5,005,000, including distributions paid in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $3,892,000, our net loss was $1,388,000 and our FFO was $2,653,000. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

For the period from inception to September 30, 2022, we paid aggregate distributions of $22,357,000, including stock distributions and distributions paid in shares of common stock pursuant to or distribution reinvestment plan. During this period, cash provided by operating activities was $13,625,000, our net loss was $9,559,000 and our FFO was $15,254,000. For the period from inception to September 30, 2022 approximately 61% of our distributions were paid from cash flow from operating activities.

Liquidity and Capital Resources

As of September 30, 2022, we had accepted investors’ subscriptions for, and issued, 8,689,695 shares, net of redemptions, of our Class A common stock and 500,172 shares, net of redemptions of our Class T common stock, 19,708 shares of Class S common stock and 38,198 shares of Class I common stock in our initial and follow-on public offerings, including 938,948 Class A shares and 44,243 Class T shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $91,623,006.

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

The current economic slowdown, rising interest rate environment, inflation, and the COVID-19 pandemic have had a negative impact on our Company, as discussed in the cash flows section below. We have experienced higher operating and financing costs which has resulted in working capital constraints and negatively impacted our free cash flow. In response to these market conditions, we have implemented cost saving measures to reduce discretionary spending and preserve capital. As a result, we believe that our cash flow from operations, anticipated proceeds from asset sales, and anticipated financing activities are sufficient to meet our liquidity needs for the foreseeable future.

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

We use, and intend to use in the future, secured and unsecured debt to acquire properties and make other investments. As of September 30, 2022, our outstanding secured debt is $52,890,000. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, we are prohibited from borrowing in excess of 300% of our “net assets” (as defined by our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our independent directors and if such excess is disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. Our board of directors has adopted a policy to limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Such limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital in our public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Cash Flows from Operating Activities

As of September 30, 2022 and 2021, respectively, we had operations from ten commercial real estate properties and investments in unconsolidated real estate entities. During the nine months ended September 30, 2022 and September 30, 2021, net cash provided by operating activities was $3,892,000 versus net cash provided by operating activities of $2,897,000, respectively. The increase in net cash provided by operating activities is primarily related to increase related to accounts payable and accrued expenses of $866,000. As mentioned above, current market conditions has resulted in working capital constraints. The Company has worked to extended vendor payment terms to further preserve cash flow.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $16,285,000 versus net cash used in $2,866,000 for the nine months ended September 30, 2021. The increase in net cash used in investing activities for the nine months ended September 30, 2022 was primarily due to issuances of notes receivable to related parties of $10,149,000. Management increased issuances of notes to related parties during 2022 to realize the spread between the 10% interest rate earned on the related party note and the current 6.4% distribution yield at the Company's current NAV of $10.17.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2022 was $12,372,000 versus $(316,000) for the nine months ended September 30, 2021. Cash flows from financing activities increased mainly due to a $12,723,000 increase in proceeds from our revolving credit facilities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2022, our borrowings were not in excess of 300% of the value of our net assets.

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

As of September 30, 2022, we had notes payable totaling an aggregate principal amount of $52,890,000. For more information on our outstanding indebtedness, see Note 8 - Notes Payable, net to the consolidated financial statements included in this Quarterly Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in internal control over financial reporting described below.

Evaluation of Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

In connection with the preparation of this Form 10-Q, as of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2022, due to material weakness in our internal control over financial reporting discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has determined that the Company’s investment policy and procedures related to the investment by the Company in loans to affiliates, specifically loans and advances to Hartman Short Term Income Properties XX, Inc. were not effective due to material weakness in the design of the control, or lack thereof, for the proper approval of investing decisions specifically related to loans and investments in affiliates. Management has determined that the Company has made loans to Hartman Short Term Income Properties XX, Inc., pursuant to an intercompany promissory note, in excess of the face amount of such promissory note without the prior authorization and approval of the board of directors. The making of loans and investments in affiliates, as described, resulted from a lack of adequate investment policy and procedures with respect to such matters. The foregoing deficiency did not result in any proposed adjustments for the quarter ended September 30, 2022.

Without limiting the foregoing, there have been no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in our most recent Annual Report on Form 10-K, substantial doubt exists that we will be able to continue as a going concern because our revolving credit loan and term loan having maturity dates less than twelve months from the issuance of our consolidated financial statements included in our most recent Annual Report on Form 10-K. We have a $35 million revolving credit loan with a maturity date of March 27, 2023. We have a second $20 million revolving credit loan with a maturity date of March 9, 2023. In order to renew or extend the revolving credit loan, the Company must meet the lenders underwriting criteria at the time of such renewal or extension request. We have a $2,410,000 term loan with an extended maturity date of March 14, 2023. In order to further extend the term loan maturity date, we must meet the second extension criteria set forth in the term loan agreement. We believe that we will be able to extend the maturity date or renew the loans for one year or longer. However if we are unable to do so we may be unable to meet our debt service obligations and the lenders my pursue foreclosure or other available remedies, which would have a material adverse effect on our financial condition, ability to meet our financial obligations, ability to operate our business and meet our investment objectives, and ability to pay distributions to our stockholders.

The ongoing conflict between Russia and Ukraine has caused severe disruptions in the U.S. and global economy and may have an adverse impact on our financial performance.

On February 24, 2022, Russian troops began a full-scale invasion of Ukraine and the countries remain in active armed conflict. Around the same time, the United States, the United Kingdom, the European Union, and several other nations announced a broad array of new or expanded sanctions, export controls, and other measures against Russia, Russia-backed separatist regions in Ukraine, and certain banks, companies, government officials, and other individuals in Russia and Belarus. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally (including the United States), and therefore could adversely affect the performance of our investments. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict, and as a result, could present material uncertainty and risk with respect to us and the performance of our investments and operations, and our ability of to achieve our investment objectives. Similar risks will exist to the extent that any investments, service providers, vendors or certain other parties have material operations or assets in Russia, Ukraine, Belarus, or the immediate surrounding areas.

We may not have sufficient funds to pay interest payments if interest rates increase significantly.

Mortgage loans we have or may in the future obtain may have variable interest rates. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times between December 2015 and the end of 2020, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates three times in 2019 and twice in 2020. The U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Further, the U.S. Federal Reserve has signaled that it will raise interest rates in 2022 and increased rates 0.25% in March 2022, 0.5% in May 2022, 0.75% in June 2022, 0.75% in July 2022 and 0.75% in September 2022. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

In the event that the interest rate on any mortgage loan increases significantly, we may not have sufficient funds to pay the required interest payments. In such event, our continued ownership of the applicable property that secures such loan may be threatened. Further, an increase in interest rates and adverse changes in fiscal policy or credit market conditions could have an adverse effect on consumer spending, which could impact our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

The table below sets forth information regarding the shares of our common stock redeemed pursuant to our share redemption program during the three months ended September 30, 2022.

	Total Number of Shares Requested to be Redeemed (1)	Total Number of Shares Redeemed	Average Price Paid per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program (3)
July 2022	17,422	—	$10.17
August 2022	48,795	—	10.17
September 2022	1,815	—	10.17
Total	68,032	—	$10.17

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

From our inception through September 30, 2022, we have recognized selling commissions, dealer manager fees and organization and other offering costs in our initial public offering and follow-on public offering in the amounts set forth below. The dealer manager for our public offerings reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees	$6,616	Actual
Finders’ fees	—	—
Expenses paid to or for underwriters	—	—
Other organization and offering costs	1,854	Actual
Total expenses	$8,470

As of September 30, 2022, the net offering proceeds to us from our initial public offering and follow-on public offering after deducting the total expenses incurred as described above, were $74,198,000. For the period from inception through September 30, 2022, the ratio of the cost of raising capital to capital raised was approximately 11.42%.

We intend to use substantially all of the available net proceeds from our public offerings to continue to invest in a portfolio of real properties. As of September 30, 2022, we used $34,367,000 of the net proceeds from our initial public offering, plus debt financing, to purchase ten properties. We used $8,027,000 of net offering proceeds to invest in an unconsolidated real estate joint venture between our company and Hartman XX Limited Partnership, the operating partnership of our affiliate, Hartman XX. We used $3,707,000 of net offering proceeds to invest in Hartman XX common shares and Hartman XX Operating Partnership OP units. We used $22,543,000 of net offering proceeds to invest in our taxable REIT subsidiary and affiliate notes receivable.

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

Date:     November 14, 2022

                  By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:     November 14, 2022

                 By: /s/ Louis T. Fox, III
Louis T. Fox, III,
Chief Financial Officer,
(Principal Financial and Principal Accounting Officer)