Form 10-K
period 2022-12-31
Hartman vREIT XXI, Inc.
filed 2025-08-22
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-K

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

or
 ☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 333-207711
Hartman vREIT XXI, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3978914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11211 Katy Freeway
Suite 309
Houston
Texas	77078
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 400-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established market for the registrant’s common equity. As of June 30, 2022, there were 9,167,334 shares of the registrant’s common stock held by non-affiliates and, as of such date, the most recent sales prices known to the registrant were $11.31 per share of Class A common stock, $10.55 per share of Class S common stock, $10.17 per share of Class I common stock, and $10.83 per share of Class T common stock.

As of August 20, 2025 there were 9,245,980 shares of the Registrant's common shares issued and outstanding. The number of shares outstanding of each of the registrant’s classes of common stock were: 8,684,819 shares of Class A common stock; 503,255 shares of Class T common stock; 38,198 shares of Class I common stock; and 19,708 shares of Class S common stock.

HARTMAN vREIT XXI, INC.

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “the Company” “we,” “us” or “our” refer to Hartman vREIT XXI, Inc. and, as required by context, Hartman vREIT XXI Operating Partnership L.P., which we refer to as our “operating partnership,” and their respective subsidiaries.

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	our ability to obtain financing on acceptable terms, satisfy our existing debt service obligations and negotiate maturity date extensions or other modifications to the terms of our existing financing arrangements to the extent necessary;
●	our ability to continue after July 2027, the maturity date of the largest credit facility on the portfolio;
●	the imposition of federal taxes if we fail to qualify as a REIT in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	economic risks due to the uncertainty regarding tariffs that raise costs for businesses can deter new tenants from leasing space in commercial office buildings;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	construction costs that may exceed estimates or construction delays;
●	further increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks;
●	inflation increase in the United States not captured in expense recoveries by the several tenants paying gross instead of triple net leases;
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain key personnel of our advisor and other affiliates of our advisor.

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report.

General Investment Risks

•Shares of our common stock are illiquid. No public market currently exists for our shares, and our share redemption program is indefinitely suspended. It will be difficult for our stockholders to sell their shares, and they will likely sell them at a substantial discount if sold.

•In order to combat the impact of rising interest costs, inflation, recession uncertainty on free cash flow, on November 28, 2022, the board of directors (the "Board") of Hartman vREIT XXI, Inc. (the “Company”) approved the suspension of the Company's share redemption program, effective immediately.

•If we make distributions from sources other than our cash flow from operations, then we will have fewer funds available for the acquisition of properties, our stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted. Distributions have been suspended since December 16, 2022.

•We have disclosed estimated net asset values (NAVs) per share of our common stock as of December 31, 2022. The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2022 and may not be an accurate reflection of the fair value of our assets and liabilities.

•We pay substantial fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties, and may reduce cash available for investment.

•Our inability to obtain funding for future capital needs could adversely impact our ability to make cash distributions to stockholders and the value of our investments.

Risks Related to Conflict of Interest

•Our executive officers face conflicts of interest related to their positions with our advisor and its affiliates. Hartman Advisors II, LLC is the advisor to two small non-registered alternative investments.

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

•Although we have opted out of certain anti-takeover provisions of Maryland law, our board of directors could opt into these protections in the future, which could make it more difficult for us to be acquired, could prevent stockholders from receiving a premium price for their stock in connection with a business combination, and could make it more difficult for stockholders to change the composition of our board of directors.

Risks Related to Investments in Real Estate

•A decrease in demand for office, retail or industrial space may have a material adverse effect on our financial condition and results of operations. The majority of our assets are class B office assets in suburban submarkets of Houston and San Antonio, Texas. While the post pandemic work from home trend has continued to affect occupancy in commercial office buildings, suburban buildings have been safeguarded against this risk due to employee's demand to have a shortened commute.

•Market trends and other conditions outside of our control could decrease the value of our investments and weaken our operating results.

•The loss or downsizing of a significant tenant in a property could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows.

•We face significant competition, which could decrease the occupancy and rental rates of our properties.

•Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

•We are currently involved in legal proceedings, and we may from time to time in the future be involved in legal proceedings the outcome of which could have a material adverse effect on our financial condition and results of operations.

•Because we rely on our advisor and its wholly-owned property management company to manage the day-to-day affairs of any properties we may acquire, our operating results with respect to a particular property could be hindered and our net income could be reduced if the staff of a particular property perform poorly.

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

•High mortgage interest rates may make it difficult for us to finance or refinance properties, which could adversely impact our net income and the amount of cash distributions we can make. Furthermore, office is seen as an unfavorable asset class in the debt markets, and identifying lenders that will lend on the product type is challenging.

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

•If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.

•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

•Stockholders could incur a tax liability in the event that we sell a property and realize a gain but do not make a related distribution to stockholders because the proceeds are needed internally.

Retirement Plan Risks

•An investment in our stock by plan or account subject to ERISA could subject the fiduciary of that plan or account to certain standards the breach of which could result in criminal and/or civil penalties.

PART I
Item 1.    Business
We were formed as a Maryland corporation on September 3, 2015 to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties, located primarily in Texas. We intend to acquire properties in which there is a significant potential for growth in income and value from re-tenanting, repositioning, redevelopment, and operational enhancements. We believe that real estate, and in particular commercial real estate, provides an excellent investment for those investors looking for diversification, income and wealth preservation and growth in their portfolio. We believe that we have significant experience in acquiring and managing these types of properties, largely through our relationships with REIT Property Management, LLC, which is our Sponsor, and other affiliates.
Our charter authorizes the Company to issue 950,000,000 shares of capital stock, of which 270,000,000 are classified as Class A common stock, par value $0.01 per share (“Class A Shares”), 280,000,000 are classified as shares of Class I common stock, par value $0.01 per share (“Class I Shares”), 280,000,000 are classified as shares of Class S common stock, par value $0.01 per share ("Class S Shares"), 70,000,000 are classified as shares of Class T common stock, par value $0.01 per share (“Class T Shares”), and 50,000,000 are classified as shares of preferred stock without par value.
On June 24, 2016, we commenced our initial public offering in which we offered up to $269,000,000 in shares of our common stock, which at the time was unclassified. On January 9, 2017, we amended our charter to (1) create the Class A Shares and the Class T Shares and (2) convert each share of our common stock outstanding as of that date into one Class A Share. On February 6, 2017, we revised our initial public offering to allow the offer and sale of up to $269,000,000 in Class A Shares and Class T Shares.
In a follow-on offering that commenced on January 14, 2020, we began offering up to $180,000,000 in any combination of Class A Shares and Class T Shares to the public and up to $5,000,000 in Class Shares and Class T Shares to stockholders pursuant to our distribution reinvestment plan.
On May 12, 2020, the Company's board of directors created the Class I Shares and the Class S Shares, and our follow-on offering was revised on July 27, 2020 to allow us to offer shares of those classes. Our follow-on offering ended on January 14, 2023.
As of December 31, 2022, we had accepted subscriptions for and issued under all public offerings 8,706,919, net of redemptions, Class A Shares, including 840,901 shares, net of redemptions, pursuant to our distribution reinvestment plan, 38,198 Class I Shares, 19,708 Class S Shares, and 503,255 Class T Shares, net of redemptions, including 40,380 shares pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $91,699,487. We have used, and intend to continue to use, the net proceeds to acquire commercial real estate properties located primarily in Texas. For additional information, see “Investment Strategy” below.
Effective April 17, 2023, the Company terminated the advisory agreement with Hartman XXI Advisors, LLC, which served as our advisor, and the property management agreement with Hartman Income REIT Management, Inc., which served as our property manager.
Also effective April 17, 2023, the Company executed an advisory agreement with Hartman Advisors II, LLC, which now serves as our advisor, and a property management agreement with REIT Property Management, LLC, a wholly-owned subsidiary of Hartman Advisors II, LLC, which now serves as the property manager of our real estate investments. Allen R. Hartman is the sole member of Hartman Advisors II, LLC.
Hartman Advisors II, LLC manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of our business is conducted through Hartman vREIT XXI Operating Partnership, L.P., a Texas limited partnership, which we refer to as our operating partnership. We are the sole general partner of our operating partnership and Hartman vREIT XXI Holdings LLC, and Hartman vREIT XXI SLP, LLC, are the initial limited partners of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
We elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code beginning with our taxable year ended December 31, 2017. If we qualify as a REIT for federal income tax purposes, then we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, then we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
As of December 31, 2022, our portfolio consisted of 100% ownership of ten commercial properties, an 83% tenant in common interest in an office property, and investments in two unconsolidated affiliate entities. For additional information, see “Investment Portfolio” below.
Our principal executive offices are located at 11211 Katy Freeway, Suite 309, Houston, Texas 77079, and our main telephone number is 713-400-1000.

Investment Objectives

       Our primary investment objectives are to:

•realize growth in the value of our investments;

•preserve, protect and return stockholders’ capital contributions; and

•grow net cash from operations and pay regular cash distributions to our stockholders.

We cannot assure our stockholders that we will achieve these objectives due to the current economic slowdown, high interest rate environment and increased inflation. Effective December 16, 2022, we suspended the payment of distributions to preserve capital and secure our financial health on an ongoing basis.

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
We intend to continue to acquire, develop and operate a diverse portfolio of value-oriented commercial properties, including office, retail, industrial and warehouse properties located primarily in Texas. The commercial properties we acquire may be existing income-producing properties, properties developed by an affiliate of our advisor, newly constructed properties or properties under development or construction. We target properties that are located in high traffic areas, have adequate parking, have good curb appeal, have occupancy rates of at least 50%, and have a diversified tenant mix of creditworthy tenants.

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

Investment Portfolio

As of December 31, 2022, our investments in real estate assets consisted of (1) 10 wholly-owned properties, (2) an 83% (approximate) tenant in common interest in an office property, (3) a 2.47% ownership interest in a special purpose entity that owned as of December 31, 2022, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and (4) an equity investment in an affiliated REIT.

The following table sets forth information regarding our property portfolio as of December 31, 2022.

Property Name	Space Type	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	94%	$745	$14.53	$14.61
Richardson Tech Center	Flex/R&D	Dallas	96,660	99%	667	6.94	6.89
Spectrum Building	Office	San Antonio	175,390	62%	2,530	23.39	23.31
11211 Katy Freeway	Office	Houston	77,851	97%	913	12.08	12.06
1400 Broadfield	Office	Houston	102,893	90%	1,733	18.73	18.76
16420 Park Ten Place	Office	Houston	83,760	80%	916	13.75	13.59
Willowbrook Building	Office	Houston	67,581	93%	526	8.34	8.03
Timberway II	Office	Houston	130,828	77%	1,722	17.20	17.25
One Park Ten	Office	Houston	34,089	100%	399	11.69	11.61
Two Park Ten	Office	Houston	56,443	99%	963	17.17	17.17
3100 Weslayan (1)	Office	Houston	78,289	70%	1,092	20.04	20.05
Grand Total			958,030	83%	$12,206	$15.29	$15.25

(1) We own an approximately 83% tenant in common interest in this office property.

On August 23, 2024, the Company completed the sale of Richardson Tech Center for $10,261,000. The property was acquired in March 2018 for $5,040,000. Proceeds from the sale were used to pay down the line of credit that the Company has with East West Bank by $9,337,000 and funded a Capital Reserve account with East West Bank for $500,000. Other closing costs were covered with the remainder of the funds.

Competition

The United States commercial real estate market is highly competitive. All of our properties will be located in areas that include competing properties. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. The majority of our assets are class B office assets in suburban submarkets of Houston and San Antonio. While the post pandemic work from home trend has continued to affect occupancy in commercial office buildings, suburban buildings have been somewhat safeguarded against this risk due to employee's demand to have a shortened commute. The amount of competition in a particular market could also impact our ability to lease space and impact the amount of rent we are able to charge. Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A limited availability of financing in the future could reduce suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of the proceeds from our initial public offering.

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

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2017. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders.  As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

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

Available Information

We are subject to the reporting requirements of the Exchange Act and, accordingly, we file annual reports, quarterly reports and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.hartmanreits.com/hartman-vreit-xxi/sec-filings-2/. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The Securities and Exchange Commission (the “SEC”) also maintains a website, http://www.sec.gov, were our filings with the SEC are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

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
There is no current public market for our shares. We presently intend, but are not required, to evaluate a transaction providing liquidity for our stockholders within three to seven years from the termination of our initial public offering. Our charter does not require our board of directors to pursue any particular liquidity event at any particular time or at all. However, if we have not begun the process of liquidating our assets or listing our shares within seven years of the termination of our initial public offering and our board and a majority of our independent directors have not approved otherwise and set a future date for such a liquidation or listing, then, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, our charter requires that we solicit proxies from stockholders to determine whether we should be liquidated and dissolved. Accordingly, it may be difficult for our stockholders to sell their shares of common stock at the times and/or the prices that they desire or at all. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding capital stock or 9.8% in number of shares of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. Even if our stockholders are able to sell shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what our stockholders paid or less than their proportionate value of the assets we own. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, or suspend our share redemption program without stockholder approval upon 30 days’ written prior notice. Investors should purchase our shares only as a long-term investment because of their illiquid nature.

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
Our cash distributions have been indefinitely suspended. To the extent paid in the future, our distributions will not be guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.
Effective December 16, 2022, our board of directors approved the suspension of the payment of distributions to our stock holders. There can be no assurance that our board of directors will recommence distributions. To the extent that the payment of distributions is resumed, the actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations.

If we make distributions from sources other than our cash flow from operations, then we will have fewer funds available for the acquisition of properties, our stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted.
Our organizational documents permit us to make distributions from any source. If we do resume distributions and our cash flow from operations is insufficient to cover our distributions, then we expect to use the proceeds from our public stock offerings, the proceeds from borrowings, and/or the waiver or deferral of fees otherwise owed to our advisor to make distributions. If we fund distributions from borrowings, sales of properties, or the net proceeds from our stock offerings, then we will have less funds available for the acquisition of assets resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to you. In addition, the value of your investment in shares of our common stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions. Further, to the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount we can fund distributions from sources other than from our current and accumulated earnings and profits.

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
If we are unable to find suitable investments or we experience delays in doing so, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from other entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of sellers of the types of properties we seek to purchase. Additionally, disruptions and dislocations in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly upon receipt of offering proceeds, then we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, then we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

We have determined estimated net asset values (NAVs) per share of our common stock as of December 31, 2022, The NAV per share we disclose in the future may vary significantly from the value as of December 31, 2022 as we purchase additional assets and raise additional capital from the sale of our shares. The estimated NAV per share values that we disclose may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated.
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participated in our stock offerings, pursuant to applicable FINRA rules, we will, not less frequently than annually, disclose an estimated NAVs per share of each class of our common stock, an explanation of the method by which the estimated NAVs per share were determined, and the date of the data used to develop the estimated NAVs per share. Our board of directors has established an estimated NAV per share of our common stock of $9.83 per share as of December 31, 2024 (NAV per share as of December 31, 2023 and December 31, 2022 were $9.78 and $7.97 per share respectively). The market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future as we continue to raise capital and invest in other properties. Future determinations of our estimated NAV per share are likely to vary significantly from the value established as of December 31, 2024. This approach to establishing an estimated NAV per share may bear little relationship to, and will likely exceed, what a stockholder might receive for its shares if the stockholder tried to sell them or if we liquidated our portfolio.

Subsequent estimated NAVs per share are likely to differ from the price at which a stockholder could resell shares of our common stock because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and likely will not reflect, the fair value of our assets as we acquire them, nor will it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our stock offerings is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs and distribution and stockholder servicing fees; (3) the estimated per share value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (4) the estimated per share value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. Our board of directors is responsible for determining our estimated NAVs per share no less frequently than annually. To assist our board of directors in determining our estimated NAVs per share, we will obtain independent third-party appraisals or valuation reports for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which may include an independent appraisal or valuation. We anticipate that any property appraiser or valuation expert we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.  For additional information on the calculation of our estimated net asset value per share as of December 31, 2022 ($7.97 per share), see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”
The value of a share of our common stock may be diluted if we pay a stock dividend.
Our board of directors has previously authorized and declared stock dividends. Investors who purchased shares early in both our initial public offering and our follow-on offering received more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors. Stock dividends were discontinued after September 1, 2019.

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
A portion of the offering price from the sale of our shares in our public offerings were and will be used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties. In addition, because the full offering price paid by stockholders will not be invested in assets, stockholders will only receive a full return of their invested capital if either (1) we sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

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
Our share redemption program has been suspended indefinitely. If our share redemption program were to be reinstated, then it could provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed, or at the NAV per share price at the time of redemption, subject to the Board of Directors' discretion. In such event, we anticipate that shares of our common stock would be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, at the time of its suspension, we limited the number of shares to be redeemed to no more than (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment program in the prior calendar year plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and such additional funds as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to amend, or suspend the share redemption program at any time upon 30 days’ notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination or suspension of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, the price at which the stock will be redeemed may not be the same price they paid for any shares of our common stock being redeemed.

If we internalize our management functions, then our stockholders’ interest in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, then we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests in our Company and could reduce the earnings per share and funds from operations per share attributable to our stockholders’ investment in our Company.
Additionally, while following such an internalization we would no longer bear the costs of the various fees and expenses we currently pay to our advisor under the advisory agreement with our advisor, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, then our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

If we internalize our management functions, then we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of knowledge and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to effectively manage an internalization transaction could cause us to incur excess costs and suffer deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our real estate assets. In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend in defending against such litigation would reduce the amount of funds available for investment by us in properties or other investments and the amount of funds available for distributions to stockholders.

If we were to internalize our management or if another investment program, whether sponsored by our Sponsor or otherwise, hires the employees of our advisor in connection with its own internalization transaction or otherwise, then our ability to conduct our business may be adversely affected.
We rely on persons employed by affiliates and the parent company of our advisor to manage our day-to-day operations. If we were to effectuate an internalization of our advisor, then we may not be able to retain all of the employees of the parent or affiliates of our advisor or to maintain a relationship with our Sponsor. In addition, some of the employees of our advisor and affiliates provide services to one or more other investment programs, including Hartman Retail III, DST and Hartman Total Return Fund, Inc. These programs or third parties may decide to retain some or all of advisor’s key employees in the future. If this occurs, then these programs could hire certain of the persons currently employed by our advisor and its affiliates who are most familiar with our business and operations, thereby potentially adversely impacting our business.
If we are unable to obtain funding for future capital needs, then cash distributions to our stockholders could be reduced and the value of our investments could decline.
If we need additional capital in the future to improve or maintain our properties or for any other reason, then we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, then our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of an investment ins hares of our common stock.
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
•offerings of equity by us, which would likely entitle our advisor to increased acquisition, asset management and disposition fees;
•acquisitions of properties, which would entitle our advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from programs sponsored by our Sponsor or its affiliates, might entitle affiliates of our advisor to disposition fees in connection with its services for the seller;
•borrowings to acquire properties and other investments, which would increase the acquisition, debt financing and asset management fees payable to our advisor;
•whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the holder of the special limited partnership interests to have its interests in our operating partnership redeemed; and
•whether and when we seek to sell the Company or its assets, which sale could entitle our advisor to disposition fees.

The asset management fees that our advisor receives in connection with the acquisition and management of our assets are based on the cost of the investment, not on the value of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us. Our advisor will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Payment of fees and expenses to our advisor and our dealer manager will reduce the cash available for distribution and could result in decisions that are not in the best interests of our stockholders

Our advisor will face conflicts of interest relating to joint ventures that we may form with its affiliates, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by our independent directors, then we may enter into joint venture agreements with other programs sponsored by our Sponsor or its affiliates for the acquisition, development or improvement of properties or other investments. Our advisor and the advisors to other Hartman-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Hartman-sponsored program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Hartman-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Hartman-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Hartman-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus be either to our and your benefit or detriment.

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

Our advisor serves also as the sponsor of the Company. Both entities are wholly owned by one individual. The concentration of control in a single individual presents a governance risk. This structure may lead to conflicts of interest, reduced accountability, and decisions that prioritize the sponsor’s interests over those of shareholders.
Our sponsor and advisor are under the common control of a single individual. This concentration of authority may create conflicts of interest, as the same person may be incentivized to make decisions that benefit the sponsor or advisor at the expense of our stockholders. This risk is mitigated by the fact that the sponsor has a limited influence on the Company, and the independent board of directors can terminate the advisor at any time.

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
Our charter, as amended and supplemented to date, authorizes us to issue up to 950,000,000 shares of capital stock, of which 270,000,000 are classified as Class A Shares, 280,000,000 are classified as Class I Shares, 280,000,000 are classified as Class S Shares, 70,000,000 are classified as Class T Shares, and 50,000,000 are classified as shares of preferred stock without par value. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If we ever create and issue preferred stock or convertible stock with a distribution preference over common stock, then payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management.

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
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks faced by our stockholders.
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

To ensure that neither we, our operating partnership nor any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of ‘investment company’ or maintain an exclusion from the definition of an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, then the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.
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
Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most of the provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, then we would have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for your shares in such a transaction.
Risks Related to Investments in Real Estate
A decrease in demand for office, retail or industrial space may have a material adverse effect on our financial condition and results of operations.
Our portfolio of properties consists primarily of office, retail, industrial, and warehouse properties. A decrease in demand for office, retail or industrial space could have a material adverse effect on our financial condition and results of operations. If parts of our properties are leased within a particular sector, then a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations.

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
While recent economic data reflects an economic slowdown in the United States, the cost and availability of credit may continue to be adversely affected by governmental budget and global economic factors. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce or, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies may adversely affect the liquidity and financial condition of our tenants and us. If these market conditions continue, they may limit our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Further instability in foreign countries caused by political upheaval or real or threatened armed conflicts could adversely affect the U.S. and local economies, trading markets, jobs, interest rates and lending practices and may adversely affect our liquidity and financial condition as well as the ability of our tenants to pay rent.

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
Our investment strategy relies heavily on locating and operating properties in Texas, including properties located in the major metropolitan areas of Dallas/Fort Worth, Houston and San Antonio. The economies of these cities rely on the exploration, production and processing of oil, natural gas and petrochemicals. A prolonged weakening in the price of oil could make oil exploration and related industries unprofitable for certain companies, forcing them out of the business or forcing them to downsize their operations. To the extent that we lease space to oil and gas companies or companies that support the oil and gas industry, our operations could be negatively impacted by the loss of tenants or less demand for space in our buildings.
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
If we enter into long-term leases with our tenants, then those leases may not result in fair value over time.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, then significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.

Downturns in our tenants’ businesses may reduce our revenues and cash flows.
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
The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under federal bankruptcy law, then we would not be permitted to evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent could be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We are subject to governmental regulations that may affect the renovations to, and use of, our properties.
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990, or the ADA, pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties will substantially comply with requirements under applicable governmental regulations, it is possible that any of our properties could be audited or investigated for compliance by any regulatory agency. If we do not comply with material provisions of the ADA or other regulations affecting our properties, then we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, then our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our stockholders could be adversely affected.

We face significant competition, which may decrease the occupancy and rental rates of our properties.
We compete with developers, owners and operators of office and retail properties and other commercial real estate, many of which own properties similar to the properties that we expect to acquire, in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, then we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.
In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, then we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy or higher rental rates, or deter existing tenants from relocating to properties owned by our competitors.
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

If one or more of these events were to occur in connection with our acquired properties, then we could be required to recognize an impairment loss. These events could also have an adverse impact on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
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
Terrorist attacks in the United States or other acts of terrorism or wars may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction, or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.

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
We may be named as defendants in lawsuits arising out of our alleged acts and omissions or the alleged acts and omissions of our operators and tenants. An unfavorable resolution of litigation could have a material adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations, and ability to pay dividends and distributions to our stockholders. Regardless of its outcome, litigation could result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, litigation. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.
As of the date of this Annual Report on Form 10-K, we were involved in pending litigation the outcome of which could cause the foregoing risks to materialize. See the Item 3 of Part I of this Annual Report for further information.

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

If we are unable to sell a property for the price, on the terms, or within the time frame we desire, then our ability to pay cash distributions to our stockholders could be limited.
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
We may seek to or be required to incur substantial capital obligations to renovate or reposition existing properties that we acquire. Our advisor and its key real estate professionals will do their best to estimate these costs prior to acquisition but may not be able to ascertain all hidden defects or problems. There could be unknown and excessive costs, expenses and delays associated with a property’s renovations and interior and exterior upgrades. We will be subject to risks relating to the uncertainties associated with permits and approvals required by governmental entities, community associations and our construction manager’s ability to control costs and to build in conformity with plans and the established timeframe. We will pay a construction management fee to a construction manager, which may be one of our affiliates, if new capital improvements are required. If we are unable to increase rental rates or sell a property at a price consistent with our underwritten projections due to local market or economic conditions to offset the cost of renovating a property, then the return on an investment in our company may suffer.
We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.
In order to retain existing tenants and attract new clients, we may be required to offer substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, then we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations and cash flow.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism or catastrophes could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism or catastrophes as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, then the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions.
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

Our tenants may be adversely affected by a decline in manufacturing activity in the U.S. and threat due to uncertainty of tariffs.
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
Tariffs that raise costs for businesses can deter new tenants from leasing space in commercial office buildings, reducing occupancy rates and hindering the growth of commercial hubs. Tariffs on construction materials and imported goods pose a significant risk to commercial office buildings by increasing development and maintenance costs, potentially reducing profitability and delaying project timelines.
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

Our financial condition, results of operations, and cash flow and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected if one or more of these events were to occur.

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
If we mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, then we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, then a default on a single property could affect multiple properties.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, then our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, then our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.
High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable interest rates, then we may not be able to finance the purchase of properties. If we place mortgage debt on properties, then we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, then our income could be reduced. If any of these events occur, then our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and could hinder our ability to raise more capital by issuing more stock or by borrowing more money.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long term through a variety of means, including credit facilities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. If our strategy is not viable, then we will have to find alternative forms of long-term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations, as well as for future business opportunities. Additionally, we may need to purchase a swap or cap, interest rate protection instrument, to hedge against higher interest rates. These instruments are usually expensive. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.
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

Stockholders should consult with their tax advisors with respect to the status of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our REIT taxable income will include our allocable share of any partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, then we could be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries and not more than 25% of our assets may be represented by non-qualified publicly offered REIT debt instruments. If we fail to comply with these requirements, then we would be required to dispose a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.
In order to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of the outstanding shares of our stock may be owned directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Our charter prohibits (unless otherwise permitted by our board of directors) beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” The constructive ownership rules under the Internal Revenue Code and our charter are complex and may cause shares of our stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding capital stock by a person could cause another person to own constructively in excess of 9.8% of the outstanding shares of our capital stock and thus violate the ownership limits. There can be no assurance that our board of directors, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our capital stock in excess of an ownership limit without the consent of our board of directors would result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, any gain from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax on the gain. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you. In the event that a property is sold, gain is realized, but the cash is needed internally and can't be distributed to investors, a tax liability is incurred.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election without the approval of our stockholders if the board determines that it is no longer in our best interests to qualify as a REIT. Our board of directors has statutory duties to us and could cause such changes in our tax treatment only if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, then you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, you could be forced to use funds from other sources to pay your tax liability on the reinvested dividends unless you are a tax-exempt entity.

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
If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.
If the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes, then we would be taxed as a corporation for federal income tax purposes. In the event that this were to occur, it would reduce the number of distributions that the operating partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions and the yield on your investment.

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
No more than 20% of the value of our total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a TRS, then the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, as a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if: (1) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (2) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Retirement Plan Risks
You could be subject to criminal and civil penalties if you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock.

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
If you invest the assets of such a plan or arrangement in our common stock, then you should consider whether:
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

You should consider whether your investment in us will cause some or all of our assets to be considered assets of an employee benefit plan, IRA, or other arrangement. We do not believe that under ERISA and U.S. Department of Labor regulations currently in effect that our assets would be treated as “plan assets” for purposes of ERISA, although there can be no assurances. However, if our assets were considered to be plan assets, then transactions involving our assets would be subject to ERISA and Section 4975 of the Internal Revenue Code and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions,” under ERISA or the Internal Revenue Code. If such transactions were considered “prohibited transactions,” then our advisor and its affiliates could be subject to liabilities and excise taxes or penalties. In addition, our officers and directors, our advisor and its affiliates could be deemed to be fiduciaries under ERISA, subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA and those serving as fiduciaries of plans investing in us may be considered to have improperly delegated fiduciary duties to us. Additionally, other transactions with “parties-in-interest” or “disqualified persons” with respect to an investing plan might be prohibited under ERISA, the Internal Revenue Code or other governing authority in the case of a government plan. Therefore, we would be operating under a burdensome regulatory regime that could limit or restrict investments we can make or our management of our real estate assets. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to an employee benefit plan purchasing shares and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of your plan or IRA, you should not purchase shares unless an administrative or statutory exemption applies to your purchase.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal (if the violation was willful) penalties and can subject the responsible fiduciaries to claims for damages or for equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, then the “party-in-interest” or “disqualified person” who engaged in the prohibited transaction may be subject to the imposition of excise taxes with respect to the amount involved, and for IRAs or other arrangements, the tax-exempt status of the IRA or other arrangement may be lost. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. Plans that are not subject to ERISA or the prohibited transactions of the Internal Revenue Code, such as government plans or church plans, may be subject to similar requirements under state law. Such plans should satisfy themselves that the investment satisfies applicable law.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2022, our investments in real estate assets consist of (1) 10 wholly owned properties, (2) an 83% (approximate) tenant in common interest in an office property, (3) a 2.47% interest in an affiliate special purpose entity that owned as of December 31, 2022, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and (4) an equity investment in an affiliated REIT.
The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2022:

Property Name	Property Type	Location	Gross Leasable Area SF	In-Place Occupancy	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Average Net Effective Annual Base Rent per Occupied SF
Village Pointe	Retail	San Antonio	54,246	94%	$745	$14.53	$14.61
Richardson Tech Center	Flex/R&D	Dallas	96,660	99%	667	6.94	6.89
Spectrum Building	Office	San Antonio	175,390	62%	2,530	23.39	23.31
11211 Katy Freeway	Office	Houston	77,851	97%	913	12.08	12.06
1400 Broadfield	Office	Houston	102,893	90%	1,733	18.73	18.76
16420 Park Ten Place	Office	Houston	83,760	80%	916	13.75	13.59
Willowbrook Building	Office	Houston	67,581	93%	526	8.34	8.03
Timberway II	Office	Houston	130,828	77%	1,722	17.20	17.25
One Park Ten	Office	Houston	34,089	100%	399	11.69	11.61
Two Park Ten	Office	Houston	56,443	99%	963	17.17	17.17
3100 Weslayan (1)	Office	Houston	78,289	70%	1,092	20.04	20.05
Grand Total			958,030	83%	$12,206	$15.29	$15.25

(1) We own an approximately 83% tenant in common interest in this office property.

On August 23, 2024, the Company completed the sale of Richardson Tech Center for $10,261,000. The property was acquired in March 2018 for $5,040,000. Proceeds from the sale were used to pay down the line of credit that we have with East West Bank by $9,337,000 and to fund a Capital Reserve account with East West Bank for $500,000. Other closing costs were covered with the remainder of the funds.
Hartman SPE LLC
On October 1, 2018, we acquired a 5.89% membership interest in Hartman SPE LLC in exchange for our 48.8% minority interest in Three Forest Plaza, an office property owned jointly with Silver Star Properties REIT, Inc., formerly known as Hartman Short Term Income Properties XX, Inc. (“Silver Star”). As of December 31, 2022 Hartman SPE LLC owned 39 commercial properties located in Houston, Dallas, Richardson, Arlington and San Antonio, Texas comprising approximately 6.6 million square feet. Subsequent to December 31, 2022, the Company's ownership in Hartman SPE LLC has remained the same, but the underlying properties, and corresponding square footage within Hartman SPE LLC have decreased.

Effective March 1, 2019, we exchanged 3.42% of our 5.89% interest in Hartman SPE LLC for 700,302 common shares of Silver Star.

On April 14, 2020, the Company made a tender offer to the stockholders of Hartman Income REIT, Inc. ("HIREIT") to acquire up to 500,000 shares of HIREIT common stock at a price of $4.00 per share. On May 1, 2020, the Company extended the term of the tender offer until May 13, 2020, and modified the offer to purchase up 500,000 shares of HIREIT common stock at a price of $5.00 per share.

As of September 24, 2020, the Company completed the acquisition of 661,940 HIREIT common shares and 80,000 Hartman Income REIT Operating Partnership ("HIROP") OP units for consideration of $3,709,703. The HIREIT common shares and HIROP OP units acquired converted to 497,926 Silver Star common shares and 60,178 Silver Star Operating Partnership OP units in connection with the merger of those two entities.

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc., the former Property Manager, an affiliate of the Silver Star that managed our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8,400,000 from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8,400,000 claimed in the lawsuit, approximately $800,000 relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices.

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager disputed the amount of liability to Summer and has appealed the judgment. The Company recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $750,000, within the Company's consolidated statement of operations for fiscal year 2021.

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

On May 17, 2024, the lawsuit was dismissed upon appeal.

In 2023, the Company filed suit in the District Court of Harris County, Texas against Silver Star, Hartman Income REIT Property Holdings, LLC, Hartman XXI Advisors, LLC, Silver Star Property Management, Inc., Hartman SPE, LLC, Hartman Income REIT, Inc. and Hartman Retail I, DST. This suit includes claims for: (1) Silver Star’s breach of contract related to two loans from the Company to Silver Star; breach of contract by defendants related to Mr. Hartman’s Executive Chair Agreement; defamation; tortious interference; failure to return to the Company certain documents and information; and a request for a declaratory judgment that the Company and Mr. Hartman did not breach any fiduciary duties owed to Defendants.

Later in 2023, Silver Star filed a separate suit against the Company and Allen Hartman, Individually and as trustee for the Hartman Family Protection Trust; Lisa Hartman, individually and as trustee for the Hartman Family Protection Trust; Margaret Hartman,; Hartman vREIT XXI, Inc; and Hartman XX Holdings, Inc; in the District Court for Harris County, Texas. This suit includes claims against the Company and the other defendants for fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation related to the lawsuit that we filed against them for collecting on a note receivable. The Company believes that the claims fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation have no merit. Because both suits included many overlapping claims, the two suits have been consolidated into the first filed suit. Discovery is ongoing. It is anticipated that trial will be in late 2025.

On September 28, 2023, Hartman SPE, LLC sued the Company in the United States Bankruptcy Court for the District of Delaware in which it asked the court to (1) declare that the Company did not have an ownership interest in certain assets of Hartman SPE, LLC and (2) discharge lis pendens filed by the Company with respect to those assets. On November 21, 2023, following the Company’s recordation of releases of the lis pendens, the court granted the parties’ request for a stipulated final judgment that the Company has no direct interest in Hartman SPE, LLC’s assets and that the lis pendens are discharged. There was no material impact to the Company regarding this lawsuit.

On October 19, 2023, the Company joined Allen R. Hartman in a lawsuit filed in the Circuit Court for Baltimore City, Maryland against Silver Star and its directors other than Mr. Hartman, which was originally filed by Mr. Hartman for the purpose of compelling an annual meeting of stockholders of Silver Star. In this litigation, the Company and Mr. Hartman additionally asked the court to (1) compel Silver Star to provide them with a copy of Silver Star’s stock ledger, (2) declare void and unenforceable a purported amendment to Silver Star’s bylaws that allows Silver Star’s directors to be elected by less than all of its stockholders through a consent solicitation, and (3) compel Silver Star’s board of directors to liquidate Silver Star in accordance with a provision of its charter. On November 12, 2024, the court granted Silver Star’s request to dismiss the Company as a party to the litigation.

On January 31, 2025, Frank Gardner filed a derivative suit in the District Court for Harris County, Texas on behalf of all stockholders against several officers and directors of the Company, including Louis Fox, Allen Hartman, John Ostroot, J. Allen Quine, Richard Ruskey, and Jack Tompkins, and Silver Star. The Company is a nominal defendant in this derivative suit. Plaintiff’s claims include breach of fiduciary duty, waste and unjust enrichment. This claim of breach of fiduciary duty by the then Board of Directors of the Company asserts that the directors should not have authorized the Company to make unsecured loans totaling $17,187,000 to Silver Star. Discovery on this case has not yet commenced and is not anticipated to commence until 2026.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

As of August 20, 2025, the number of shares outstanding of each of our classes of common stock were: (1) 8,684,819 shares of Class A common stock held by 1,502 stockholders of record; (2) 503,255 shares of Class T common stock held by 104 stockholders of record; (3) 38,198 shares of Class I common stock held by seven stockholders of record; and 19,708 shares of Class S common stock held by three stockholders of record.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or quoted or traded on any over-the-counter market. We do not expect our shares of common stock to become so listed, quoted or traded in the foreseeable future.
As of January 14, 2023, the date that our follow-on offering terminated, the prices at which we sold were $11.31 per share of Class A common stock, $10.55 per share of Class S common stock, $10.17 per share of Class I common stock, and $10.83 per share of Class T common stock. The sale price of all classes of common shares to our stockholders pursuant to the distribution reinvestment plan was $7.97 per share.
Our board of directors has determined an estimated net asset value per share for our common stock as of December 31, 2022, December 31, 2023 and December 31, 2024 of $7.97 per share, $9.78 per share and $9.83 per share, respectively. Our board of directors’ objective in determining the estimated net asset values per share was to arrive at values, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.
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
Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

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

The following table reflects the total distributions the Company has paid in cash, stock and pursuant to our distribution reinvestment plan for the years ended December 31, 2022 and 2021, in thousands:

Period	Cash (1)	DRP & Stock (2)	Total
First Quarter 2022	$1,459	$583	$2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	335	565	900
Fourth Quarter 2022	—	—	—
Total	$2,693	$1,734	$4,427
First Quarter 2021	$566	$566	$1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Fourth Quarter 2021 (3)	286	605	891
Total	$2,831	$2,330	$5,161

(1)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 30 days following the end of such month.
(2)Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.
(3)     Distributions for the month of October 2021 and November 2021 which would have been paid in November 2021 and December 2021 were not paid until January 2022. The delay occurred while the Company was changing stock transfer agents.

Unregistered Sales of Equity Securities

In 2022, the Company issued 9,833 restricted (time-vesting) shares to its independent directors as director compensation. These shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

Neither the Company nor any of its affiliated purchasers (as defined in Rule 10b-118 promulgated under the Exchange Act) purchased any shares of common stock during the three-month period ended December 31, 2022.

Item 6.    Reserved.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Hartman vREIT XXI, Inc. and the notes thereto included elsewhere in this Annual Report. See “Cautionary Note Regarding Forward Looking Statements” preceding Part I of this Annual Report.

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

Hartman Advisors II, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

On May 30, 2023, after one short-term extension, the Company completed a refinancing combining the MCFA, the MCFA II, and the $2,250,000 term loan into one Master Credit Facility of $53,000,000.

On August 23, 2024, the Company completed the sale of Richardson Tech Center for $10,261,000. The property was acquired in March 2018 for $5,040,000.
On August 23, 2024 the Master Credit Facility was reduced due to the sale of Richardson Tech Center to $42,861,000 with a loan maturity date of July 15, 2025.
On August 11, 2025 the Master Credit Facility was extended from its original maturity date of July 15, 2025 to and through July 15, 2027.
Management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year of the issuance date of these consolidated financial statements, due to uncertainty about the ability to meet certain loan covenant requirements of the Master Credit Facility with East West Bank. However, management believes that the Company will be able to effectively manage day-to-day operations and meet these loan covenant requirements to remain in compliance, which is expected to mitigate the covenant issue within one year of the issuance date of these consolidated financial statements. See Note 14 (Subsequent Events) for additional information regarding loan extensions.

Upon extending our debt, we believe that we will have sufficient capital to meet our existing debt service and other operating obligations for the next year and that we have adequate resources to fund our cash needs. While management has identified substantial doubt regarding our ability to continue as a going concern due to uncertainty around meeting certain loan covenant requirements under the Master Credit Facility with East West Bank, we believe we will be able to effectively manage day-to-day operations and maintain compliance with these covenants. This is expected to mitigate the covenant-related concerns within one year of the issuance date of these consolidated financial statements. However, our operations remain subject to a variety of risks, including, but not limited to, changes in national economic conditions, restricted financing availability, demographic shifts, interest rate fluctuations, and declining real estate valuations. As a result of these uncertainties, there can be no assurance that we will meet our investment objectives or that these risks will not adversely affect our properties or financial results.

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

We elected to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code beginning with our taxable year ended December 31, 2017. If we qualify as a REIT for federal income tax purposes, then we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, then we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied or lost. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

Review of our Investment Policies

Our board, including our independent directors, has reviewed our investment policies as described in this Annual Report and determined that such policies are in the best interests of the Company based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

Critical Accounting Policies and Estimates

General

We consider the accounting policies described below to be critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, then it is possible that different accounting policies would be applied or different amounts of assets, liabilities, revenues and expenses would be recorded, resulting in a different presentation of the consolidated financial statements or different amounts reported in the consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017. As a REIT we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the year in which we initially elected to be treated as a REIT, then we would be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

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

For the years ended December 31, 2022 and 2021, we incurred a net loss of $1,930,000 and $2,206,000, respectively.  We do not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  We consider that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Management has reviewed our tax positions and is of the opinion that material positions taken by us would more likely than not be sustained upon examination.  Accordingly, we have not recognized a liability related to uncertain tax positions as of December 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted. The Company will adopt ASU No. 2016-13 from January 1, 2023. This adoption will not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. In October 2022, the FASB approved a two-year extension of the temporary accounting relief provided under ASU 2020-04 to December 31, 2024.

For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU 2020-04) through December 31, 2022, the Company did not have any contract modifications impacting current reference rates. The Company's SASB Loan and derivative instrument use LIBOR as the current reference rate. The optional expedients for hedging relationships described in ASU 2020-04 are not expected to have an impact to the Company.

In November 2023, the FASB issued ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Entities with a single reportable segment (such as the Company) will be required to provide the disclosures required by Topic 280, as amended. The standard became effective for the Company on January 1, 2024 and the required disclosures for the Company will begin with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. With the Company having only one segment, the adoption, effective January 1, 2024, did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024, therefore, compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its annual report on Form 10-K for the year ending December 31, 2025, and is continuing to research the impact of this amended guidance, however, does not expect this standard to have a material impact on its consolidated financial statements.

In November 2024 and January 2025, the FASB issued ASU No. 2024-03 and ASU No. 2025-01, respectively. Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("Update 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. Update 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

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

Tariffs
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
Tariffs that raise costs for businesses can deter new tenants from leasing space in commercial office buildings, reducing occupancy rates and hindering the growth of commercial hubs. Tariffs on construction materials and imported goods pose a significant risk to commercial office buildings by increasing development and maintenance costs, potentially reducing profitability and delaying project timelines.

REIT Compliance

We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2017. To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (determined for this purpose without regard to the dividends-paid deduction and excluding net capital gain) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the taxable year in which we initially elect to be taxed as a REIT, then we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. We did not meet all of the qualifications to be a REIT under the Internal Revenue Code for the year ended December 31, 2016 and the period from September 3, 2015 (inception) to December 31, 2016.

Our Real Estate Investments

As of December 31, 2022, our investments in real estate assets consist of ten properties listed below, a 2.47% interest in an affiliate special purpose entity that owned as of December 31, 2022, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE LLC, and an 83% (approximate) tenant in common interest in an office property located in Houston, Texas.

Property Name	Year	Space Type	Gross Leasable Area SF	In-Place Occupancy	No. of Tenants	Annualized Base Rental Revenue (in thousands)	Average Base Rental Revenue per Occupied SF	Acquisition Price (in thousands)	Encumbrances (1) (in thousands)
Village Pointe	1982	Retail	54,246	94%	15	745	14.53	$7,226
Richardson Tech Center	1987	Flex/R&D	96,660	99%	20	667	6.94	$5,165	$2,411
Spectrum Building	1986	Office	175,390	62%	46	2,530	23.39	$16,951	$35,000
11211 Katy Freeway	1976	Office	77,851	97%	87	913	12.08	$4,495
1400 Broadfield	1982	Office	102,893	90%	33	1,733	18.73	$9,581
16420 Park Ten Place	1982	Office	83,760	80%	38	916	13.75	$7,511
Willowbrook Building	1982	Office	67,581	93%	44	526	8.34	$3,972
Timberway II	1982	Office	130,828	77%	52	1,722	17.20	$11,891	$15,625
One Park Ten	1982	Office	34,089	100%	37	399	11.69	$3,075
Two Park Ten	1982	Office	56,443	99%	27	963	17.17	$5,125
3100 Weslayan (2)	1980	Office	78,289	70%	37	1,092	20.04	$3,758
Grand Total			958,030	83%	436	12,206	15.29	$78,750	$53,036

(1)    Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 8 to consolidated financial statements.
(2)     We own an approximately 83% tenant in common interest in this office property.

On August 23, 2024, the Company completed the sale of Richardson Tech Center, a premier four-building, multi-tenant portfolio located in the Dallas/Fort Worth area, for $10,261,000. The property was acquired in March 2018 for $5,040,000. Proceeds from the sale were used to pay down the line of credit that we have with East West Bank by $9,337,000 and fund a Capital Reserve account with East West Bank for $500,000. Other closing costs were covered with the remainder of the funds.
Hartman SPE LLC

On October 1, 2018, we acquired a 5.89% member interest in Hartman SPE LLC in exchange for our 48.8% minority interest in Three Forest Plaza, an office property owned jointly with Silver Star Properties REIT, Inc, formerly Hartman Short Term Income Properties XX, Inc (“Silver Star”). As of December 31, 2022 Hartman SPE LLC owned 39 commercial properties located in Houston, Dallas, Richardson, Arlington and San Antonio, Texas comprising approximately 6.6 million square feet.

Effective March 1, 2019, we exchanged 3.42% of our 5.89% interest in Hartman SPE LLC for 700,302 common shares of Silver Star Properties REIT, Inc, formerly Hartman Short Term Income Properties XX, Inc. (“Silver Star”).

Hartman 3100 Weslayan

On December 29, 2020, we completed the acquisition of an approximately 83% tenant in common interest in and office property located at 3100 Weslayan Street, Houston, Texas.

Results of Operations

As of December 31, 2022 and 2021, we owned 10 properties comprising approximately 879,741 and 879,741 square feet, respectively. As of December 31, 2022 and 2021, we owned a 2.47% interest in an affiliate special purpose entity that owns 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which is referred to as the Hartman SPE interest. As of December 31, 2022 and 2021, we owed an 83% (approximate) tenant in common interest in an office property comprising approximately 78,289 square feet located at 3100 Weslayan Street in Houston, Texas, which was acquired on December 29, 2020.
Revenues – The primary source of our revenue is rental revenues. For the years ended December 31, 2022 and 2021 we had total rental revenues and tenant reimbursements of $13,461,000 and $12,905,000, respectively. The increase in 2022 was mainly due to increase in overall occupancy from 71% as of December 31, 2021 to 83% as of December 31, 2022.
Property operating expenses – Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2022 and 2021, we had property operating expenses of $4,697,000 and $5,357,000, respectively.

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $553,000 for the each of the years ended December 31, 2022 and 2021.

Real estate taxes and insurance – Real estate taxes and insurance were $2,370,000 and $2,382,000 for the years ended December 31, 2022 and 2021, respectively.

Depreciation and amortization – Depreciation and amortization were $4,313,000 and $5,520,000 for the years ended December 31, 2022 and 2021, respectively. The decrease in 2022 was primarily related to a decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components.

Equity in losses of tenancy in common interest - Equity in net loss of tenant in common interest was $330,000 and $540,000 for the years ended December 31, 2022 and 2021, respectively. The decrease in net loss of tenant in common interest in 2022 was due to Winter Storm Uri. The Weslayan property was impacted by the storm and experienced an increase in electricity utility billings for the months of February and March 2021.

Impairment expense on investments – As of December 31, 2022, Hartman held 1,258,406 shares of Silver Star Properties REIT, Inc. ("Silver Star”). Impairment testing conducted on this investment resulted in the recognition of an impairment expense of $502,000, compared to no impairment expense recognized as of December 31, 2021.

General and administrative – General and administrative expenses were $1,981,000 and $1,416,000 for the years ended December 31, 2022 and 2021, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The increase in general and administrative expenses in 2022 was primarily due to increase in professional fees associated with unsuccessful refinancing efforts in 2022 for the combined Hartman vREIT XXI, Inc. and Silver Star portfolio.

Interest expense - Interest expense was $2,595,000 and $1,226,000 for the years ended December 31, 2022 and 2021, respectively. The increase in 2022 was primarily due to an overall increase in notes payable and interest rates from December 31, 2021 to December 31, 2022.

Interest and dividend income - Interest and dividend income was $1,991,000 and $1,927,000 for the years ended December 31, 2022 and 2021, respectively. The increase in 2022 was primarily due to additions to related party notes receivable, offset with a reduction of dividend income as Silver Star Properties suspended distributions to it stockholders, including the Company, in July 2022.

Net loss – We generated a net loss of $1,930,000 and $2,206,000 for the years ended December 31, 2022 and 2021, respectively, reflecting a year-over-year reduction in net loss of $276,000. Total revenue increased by $556,000 in 2022 compared to the prior year. However, this increase was partially offset by the recognition of a $502,000 provision for impairment loss on investment during the same period. Depreciation and amortization expense decreased by $1,207,000, while interest expense increased by $1,369,000, as further discussed in the respective sections above. Additionally, a $210,000 decrease in equity in losses of tenancy in common interest primarily attributable to a decrease in electricity expense. The combination of these key variances contributed to the slight year-over-year improvement in net loss for 2022.

Liquidity and Capital Resources
Through our stock offerings, as of December 31, 2022, we had accepted subscriptions for, and issued, 8,706,919 Class A Shares, net of redemptions, including 840,901 shares issued pursuant to our distribution reinvestment plan, 38,198 Class I Shares, 19,708 Class S Shares, and 503,255 Class T Shares, net of redemptions, including 40,380 shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $91,699,487.
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

We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing over 300% of the value of our “net assets” (as defined by our charter). However, we may temporarily exceed that limit if such excess is approved by a majority of our independent directors and if disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests; provided, however, that such policy limitation does not apply to individual real estate assets and only will apply once we have ceased raising capital under our initial public offering or any subsequent public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.  Our policy of limiting our aggregate borrowings to approximately 50% of the aggregate value of our assets relates primarily to mortgage loans and other debt that will be secured by our properties. The charter limitation of 300% of the value of our net assets includes secured and unsecured indebtedness that we may issue. We do not anticipate issuing significant amounts of unsecured debt and therefore we intend to limit the balance of our borrowings to 50% of the contract purchase price of our assets.

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

Cash Flows from Operating Activities

For the years ended December 31, 2022 and 2021, net cash provided by operating activities was $4,898,000 and $5,114,000, respectively, representing a year-over-year decrease of $216,000 primarily due to $712,000 more increase in account receivable in 2022, partially offset by $616,000 less increase in deferred leasing commissions in 2022.
Cash Used in Investing Activities

For the years ended December 31, 2022 and 2021, net cash used in investing activities was $16,466,000 and $4,310,000, respectively. The increase in net cash used in investing in 2022 was primarily due to the issuances of notes receivable to related parties of $9,083,000. The Company increased issuances of notes receivable to related parties during 2022 to realize the spread between the 10% interest rate earned and the interest paid.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our stock offerings and debt financing. Net cash provided by (used in) financing activities for the years ended December 31, 2022 and 2021 was $12,130,000 and $(1,207,000), respectively. Cash flows from financing activities increased in 2022 mainly due to an increase of $12,944,000 in proceeds from a revolving credit facility.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2022 and 2021, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2022	2021
Net loss	$(1,930)	$(2,206)
Depreciation and amortization of real estate assets	4,313	5,520
Depreciation and amortization of real estate assets of unconsolidated tenant in common interest	619	619
FFO attributable to unconsolidated entity, Hartman SPE, LLC (1)	534	446
Funds from operations (FFO)	$3,536	$4,379
Organization and offering costs	41	44
Modified funds from operations (MFFO)	$3,577	$4,423
(1) The Company's share of Hartman SPE, LLC FFO is based on the below financial data.

Hartman SPE, LLC	December 31,
	2022	2021
Net loss	$(27,082)	$(6,284)
Depreciation and amortization expense	24,544	24,321
Impairment loss	$24,160	$—
FFO	$21,622	$18,037

Weighted average ownership	2.47%	2.47%

Distributions

Effective December 16, 2022, our board of directors suspended the payment of monthly distributions to preserve capital and secure our financial health on an ongoing basis.

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 2021 through December 31, 2022, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2022	$1,459	$583	$2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	335	565	900
Fourth Quarter 2022	—	—	—
Total	$2,693	$1,734	$4,427

First Quarter 2021	566	566	1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Fourth Quarter 2021	286	605	891
Total	$2,831	$2,330	$5,161

Distributions were paid on a monthly basis. Distributions for all record dates of a given month were paid approximately 20 days following the end of such month. Distributions for the month of October 2021 and November 2021, which normally would have been paid in November 2021 and December 2021, were not paid until January 2022. The delay occurred while the Company was changing to a stock transfer agent.

For the year ended December 31, 2022, we paid aggregate distributions of $4,427,000, including $2,693,000 in cash and $1,734,000 in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $4,898,000 and our FFO was $3,536,000. For the year ended December 31, 2022, 51% of distributions in cash were paid from net cash provided by operating activities.

For the year ended December 31, 2021, we paid aggregate distributions of $5,161,000, including $2,831,000 in cash and $2,330,000 in shares of common stock pursuant to our distribution reinvestment plan. During the same period, cash provided by operating activities was $5,114,000 and our FFO was $4,379,000. For the year ended December 31, 2021, 55% of distributions were paid from net cash provided by operating activities.

During the period from our inception to December 31, 2022, our cash provided by operating activities was $14,631,000, our net loss was $10,101,000 and our FFO was $16,137,000. Of the $21,777,000 in aggregate distributions paid to our stockholders from inception to December 31, 2022, 65% was paid from net cash provided by operating activities and 35% was funded from offering proceeds. For a discussion of how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

Our long-term policy is to pay distributions solely from funds from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, then we will have fewer funds available for investments.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition or results of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor and its affiliates. See Item 13 of Part III of this Annual Report and Note 9 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

On February 14, 2023, the Company sent notice to Hartman Income REIT Management, Inc., who was then serving as the Company’s property manager, and Hartman XXI Advisors, LLC, who was then serving as the Company’s advisor, terminating the respective property management and advisory agreements.

Effective April 17, 2023, we terminated our advisory agreement with Hartman XXI Advisors, LLC and our property management agreement with Hartman Income REIT Management, Inc. Both entities no longer provide management and advisory services to Hartman vREIT XXI, Inc. and its affiliates.

Effective April 17, 2023, we entered into an advisory agreement of Hartman Advisors II, LLC and a property management agreement with REIT Property Management, LLC, a wholly owned subsidiary of Hartman Advisors II, LLC. Allen R. Hartman is the sole member of Hartman Advisors II, LLC.

On May 30, 2023, we completed a refinancing that combined our $35,000,000, $20,000,000 and $2,250,000 loans and credit facility into one Master Credit Facility of $53,000,000.

On August 23, 2024, we completed the sale of Richardson Tech Center for $10,261,000. The property was acquired in March 2018 for $5,040,000. Proceeds from the sale were used to pay down the line of credit that we have with East West Bank by $9,337,000 and fund a Capital Reserve account with East West Bank for $500,000. Other closing costs were covered with the remainder of the funds.

On August 23, 2024 the Master Credit Facility was reduced due to the sale of Richardson Tech Center to $42,861,000 and the original maturity date has been subsequently amended to be July 15, 2025.
On August 11, 2025 the Master Credit Facility was extended from its original maturity date of July 15, 2025 to and through July 15, 2027.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15a-15(e) under the Exchange Act that are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (the “PEO”) and our principal financial officer (the “PFO”), as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls or procedures, no matter how well designed it operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of the PEO and the PFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the PEO and the PFO concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
During the fourth quarter of 2022, and for the year ended December 31, 2022, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Since December 31, 2022, however, management has begun implementing remediation plans to address the material weaknesses in our internal control over financial reporting contained in management’s report on our internal control over financial reporting. The remediation plan for the first material weakness includes enhancing our policies and procedures around identifying related party transactions, approval thresholds, disclosure requirements, and strengthening documentation standards to ensure transactions with related parties are appropriately evaluated, reviewed, approved, and disclosed. The remediation plan for the second material weakness includes implementation of a fiscal year-end evaluation procedure to determine if recognition of an estimated recovery is warranted. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, some of these actions will take time to be fully integrated and confirmed to be effective and sustainable. Management will continue to monitor the effectiveness of our internal control over financial reporting and will make any further changes management determines appropriate.
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of our internal control over financial reporting as of December 31, 2022. Management’s report on our internal control over financial reporting is included on the following page.

Management's Report on Internal Control Over Financial Reporting

Management of Hartman vREIT XXI, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors, management another personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally excepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally excepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our directors; and
•provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s principal executive officer and the Company’s principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report, our management, including the Company’s principal executive officer and the Company’s principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses in the Company’s internal control over financial reporting discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, the following material weaknesses existed:

1Ineffective investment policies and procedures related to the investment by the Company in loans to affiliates, and

2 The insufficient operation of controls in the review of the completeness and accuracy of financial statement disclosures.

Regarding the first material weakness above, management has determined that the Company’s investment policy and procedures related to the investment by the Company in loans to affiliates, specifically loans and advances to Silver Star Properties REIT, Inc., formerly Hartman Short Term Income Properties XX, Inc. (“Silver Star”), were not effective due to material weakness in the design of the control, or lack thereof, for the proper approval of investing decisions specifically related to loans and investments in affiliates. Management has determined that the Company has made loans to Silver Star pursuant to an intercompany promissory note, in excess of the face amount of such promissory note without the prior authorization and approval of the board of directors. The making of loans and investments in affiliates, as described, resulted from a lack of adequate investment policy and procedures with respect to such matters.

The second material weakness is the result of insufficient financial statement disclosure surrounding a financing agreement executed in the first quarter of 2021. Under the agreement, a property wholly owned by one of our affiliates was added to one of our credit facilities. During the ongoing renewal of the credit facility, the review of organizational and other financing documents required the Company to further evaluate whether the property should be recognized in our consolidated financial statements for the periods ending December 31, 2022 and 2021, and related interim periods.

Notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2022 in conformity with U.S. generally accepted accounting principles.

Dated: , 2025

/s/ Allen R. Hartman
Allen R. Hartman
Executive Chairman, CEO & Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our executive officers and directors and their respective ages and positions.

Name	Age	Positions
Allen R. Hartman (1)	73	Chief Executive Officer, Chief Financial Officer and Executive Chairman
John G. Ostroot	89	Independent Director
J. Allen Quine	65	Independent Director
(1) On April 7, 2023, the independent directors of the board of directors appointed Mr. Hartman as interim Chief Financial Officer and interim Treasurer.
From October 27, 2020 until his resignation on August 30, 2022, Richard Ruskey served as an Independent Director of the Company. From January 25, 2022 until his resignation on November 17, 2022, Jack Tompkins served as an Independent Director of the Company. On December 19, 2022, Michael A. Racusin resigned as General Counsel and Corporate Secretary of the Company. On March 6, 2023, Louis T. Fox resigned as Chief Financial Officer and Treasurer of the Company.
The biographical descriptions below set forth certain information with respect to our executive officers and directors.
Allen R. Hartman, age 73, is our CEO and Chairman of our board of directors as well as President of the parent company of our advisor, Hartman Advisors LLC, and our property manager, REIT Property Management, LLC. In 1984, Mr. Hartman formed Hartman Management and began Sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and Sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs. Currently Mr. Hartman oversees a staff of 15 full and part time employees who manage 12 commercial properties encompassing over 1 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman Sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration. Mr. Hartman has served as a director of Silver Star since 2012.
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
John G. Ostroot, age 89, has served as one of our independent directors since February 2016. Since January 2008 and July 2009, respectively, Mr. Ostroot has served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc. He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000. As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company. After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C. Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry. Since January 2008, Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our Sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our Sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

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
J. Allen Quine, age 65, has served as one of our independent directors since February 3, 2023. Mr. Quine has served as an attorney and negotiator in the business and non-profit sectors for over three decades. Most recently he served as in-house counsel and VP of International Relations for the Museum of the Bible in Washington DC. Mr. Quine was indispensable in establishing relationships and negotiating agreements with domestic and world-class international organizations by navigating the complexities of State, Federal, and international law. For several years Mr. Quine was the general counsel for a property investment and management company providing housing to over 21,000 tenants in multi-family locations. He conducted all legal matters, from property investment and ROI, tenant relations, HR, hiring of contractors, and third party service providers. Leveraging his legal experience, Mr. Quine has served as a College President, Dean, and Professor of several higher educational institutions, and currently applies his knowledge of the ever changing nature of State, Federal and International regulations and legal environment to the benefit of national and international business associations and non-profits. Mr. Quine is an alum of Washington State University and the University of Idaho College of Law. He was admitted to practice law in Washington State, and is currently a member of the State Bar of Texas.
Our board of directors, excluding Mr. Quine, has determined that his experience and leadership positions previously and currently held by Mr. Quine, including his experience with respect to investments in commercial real estate, have provided Mr. Quine with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.
Board Committees
Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board of directors meeting, provided that the majority of the members of each committee are independent directors.
Audit Committee
Our board of directors has established an audit committee, the members of which are Messrs. Ostroot and Quine. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of our independent Registered Public Accounting Firms; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary.
The board of directors has determined that Mr. Quine qualifies as an “audit committee financial expert” as that term is defined by the SEC in Item 407 of Regulation S-K. During 2022, until their respective resignations from our board of directors, Messrs. Ruskey and Tompkins served on the Audit Committee and were deemed to be “independent directors” as defined in our charter. The board of directors determined that Mr. Ruskey was an “audit committee financial expert” during 2022.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on our review of such forms, or written representations that no additional forms were required, we believe that all persons who were reporting persons at any time during 2022 timely filed all reports required to be filed in 2022 and all prior years, except that a Form 4 was not timely filed by each of Messrs. Ruskey and Ostroot to report the issuance to them of 4,916 shares of restricted common stock in connection with their continuing service as independent directors of our board of directors.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2022. Directors who are also our executive officers do not receive compensation for services rendered as a director.

Name	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Total ($)
Allen R. Hartman	19,619	$—	19,619
Richard Ruskey	47,500	50,000	97,500
John G. Ostroot	50,813	50,000	100,813
Jack Tompkins	$—	$—	$—

(1)   The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”
(2) During the year ended December 31, 2022, Mr. Ruskey was granted 4,916 restricted Class A Shares and Mr. Ostroot was granted 4,916 restricted Class A Shares pursuant to our independent director’s compensation plan. Amounts shown reflect the aggregate grant date fair value of the shares of restricted stock computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Cash Compensation

We pay each of our independent directors an annual retainer of $25,000, plus $2,000 per board meeting attended and $500 per committee meeting attended; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting. The Audit Committee chair receives $12,500 annually. We also reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings. Mr. Hartman's cash compensation is pursuant to his election as Executive Chairman on October 14, 2022.

Independent Directors Compensation Plan

Our board of directors has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long-term incentive plan. Under our independent director’s compensation plan, each of our independent directors is entitled to receive annually up to $50,000 in shares of restricted common stock. Each new independent director that joins our board of directors will receive 3,000 shares of restricted common stock upon election to our board of directors. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected. Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates will receive an annual cash retainer, meeting fees and stock compensation for all board service as if they were serving on a single board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

The following table sets forth information as of December 31, 2022 relating to the beneficial ownership of our common Stock by (1) each person who was serving as a director or an executive officer of the Company as of such date and (2) all such directors and executive officers of the Company as a group. We are not aware of any person or group that beneficially owned more than five percent of any class of the outstanding shares of our common stock as of December 31, 2022. Generally, a person “beneficially owns” shares if he or she has, or shares with others, the right to vote those shares or to invest (or dispose of) those shares, or if he or she has the right to acquire such voting or investment rights, within 60 days of December 31, 2022 (such as by exercising stock options or similar rights). The address of each person named below is the address of the Company.

Name of Beneficial Owner	Title of Class of Common Stock	Shares Beneficially Owned		Percent of Class (1)
Allen R. Hartman	Class A	22,100	(2)	0.3%
	Class I	-		-
	Class S	-		-
	Class T	-		-

John G. Ostroot	Class A	14,904		0.2%
	Class I	-		-
	Class S	-		-
	Class T	-		-

Louis T. Fox, III	Class A	-		-
	Class I	-		-
	Class S	-		-
	Class T	-		-

Directors and executive officers as a group (3 persons)	Class A	37,004		0.4%
	Class I	-		-
	Class S	-		-
	Class T	-		-
Note:
1.The percentages shown were calculated based on the following number of issued and outstanding shares of the each class as of December 31, 2022, plus, for each named person, any shares of such class that such person could have acquired within 60 days of December 31, 2022: (a) 8,225,420 Class A Shares; (b) 11,208 Class I Shares; (c)14,995 Class S Shares; and (d) 496,837 Class T Shares.
2.The shares are owned by Hartman XXI Advisors, LLC, which is a wholly-owned subsidiary of Silver Star. As of December 31, 2022, Mr. Hartman was the Chief Executive Officer of Silver Star and, through that position, had or shared voting and/or investment discretion with respect to these shares.

The following table sets forth information as of May 20, 2025 relating to the beneficial ownership of our common Stock by (1) each person of our current directors and executive officers and (2) all such directors and executive officers as a group. We are not aware of any person or group that beneficially owned more than five percent of any class of the outstanding shares of our common stock as of such date. The address of each person named below is the address of the Company.

Name of Beneficial Owner	Title of Class of Common Stock	Shares Beneficially Owned	Percent of Class (1)
Allen R. Hartman	Class A	$22,100	0.3%
	Class I	-	-
	Class S	-	-
	Class T	-	-

John G. Ostroot	Class A	14,904	0.2%
	Class I	-	-
	Class S	-	-
	Class T	-	-

J. Allen Quine	Class A	-	-
	Class I	-	-
	Class S	-	-
	Class T	-	-

Directors and executive officers as a group (3 persons)	Class A	37,004	0.4%
	Class I	-	-
	Class S	-	-
	Class T	-	-
Note:
(1)The percentages shown were calculated based on the following number of issued and outstanding shares of the each class as of May 20, 2025, plus, for each named person, any shares of such class that such person could have acquired within 60 days of May 20, 2025: (a) 8,225,420 Class A Shares; (b) 11,208 Class I Shares; (c)14,995 Class S Shares; and (d) 496,837 Class T Shares.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan, as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	—	$—	432,309
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	432,309

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2022 involving us, our directors, our advisor, our Sponsor and any affiliate thereof and all such proposed transactions. See also Note 9 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

As of December 31, 2022, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership.

Pursuant to the limited partnership agreement of our operating partnership, Hartman XXI SLP, as the holder of the special limited partnership interests, will be entitled to receive distributions equal to 15.0% of our operating partnership’s net sales proceeds from the disposition of assets, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregated invested capital. In addition, the holder of the special limited partnership interests is entitled to receive a payment upon the redemption of the special limited partnership interests. Pursuant to the limited partnership agreement of our operating partnership, the special limited partnership interests will be redeemed upon: (1) the listing of our common stock on a national securities exchange; (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement with our advisor other than by us for “cause” (as defined in the advisory agreement); or (3) the termination of the advisory agreement by us for cause. In the event of the listing of our shares of common stock or a termination of the advisory agreement other than by us for cause, the special limited partnership interests will be redeemed for an aggregate amount equal to the amount that the holder of the special limited partnership interests would have been entitled to receive under the limited partnership agreement of our operating partnership if our operating partnership had disposed of all of its assets at their fair market value and all liabilities of our operating partnership had been satisfied in full according to their terms as of the date of the event triggering the redemption. Payment of the redemption price to the holder of the special limited partnership interests will be paid, at the holder’s discretion, in the form of (i) limited partnership interests in our operating partnership, (ii) shares of our common stock, or (iii) a non-interest bearing promissory note. If the event triggering the redemption is a listing of our shares on a national securities exchange only, then the fair market value of the assets of our operating partnership will be calculated taking into account the average share price of our shares for a specified period. If the event triggering the redemption is an underwritten public offering of our shares, then the fair market value will take into account the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event of the redemption is the termination or non-renewal of the advisory agreement other than by us for cause for any other reason, then the fair market value of the assets of our operating partnership will be calculated based on an appraisal or valuation of our assets. In the event of the termination or non-renewal of the advisory agreement by us for cause, all of the special limited partnership interests will be redeemed by our operating partnership for the aggregate price of $1. As the holder of special limited partnership interests, Hartman XXI SLP is not entitled to receive any other distributions.

Our Relationships with our Advisor and our Property Manager

Hartman XXI Advisors, LLC was our advisor until April 16, 2023 and, as such, supervised and managed our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provided marketing, sales and client services on our behalf. Our advisor was formed in September 2015 and is a wholly owned subsidiary of Hartman Advisors, LLC. Effective July 1, 2020, our advisor was owned by Silver Star. Effective July 1, 2020, Hartman Income REIT Management, Inc., our property manager and Sponsor, was owned by Silver Star as a result of a merger. All of our officers and directors, other than our independent directors, are officers of our advisor and property manager and serve, and may serve in the future, other affiliates of our advisor.
Effective April 17, 2023, the Company terminated the advisory agreement with Hartman XXI Advisors, LLC and the property management agreement with Hartman Income REIT Management, Inc. Both entities no longer provide management and advisory services to the Company.
Effective April 17, 2023, the Company entered into an advisory agreement of Hartman Advisors II, LLC and a property management agreement with REIT Property Management, LLC, a wholly-owned subsidiary of Hartman Advisors II, LLC. Allen R. Hartman is the sole member of Hartman Advisors II, LLC.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement in place at December 31, 2022, and our current advisory agreement, we pay our advisor the fees described below.

•We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2022 and 2021, we incurred acquisition fees of $0 and $0, respectively, payable to our advisor.
•We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2022 and 2021, we paid asset management fees of $553,000 and $553,000, respectively, payable to our advisor.
•We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be paid in addition to the acquisition fee paid to our advisor. For the years ended December 31, 2022 and 2021, we did not pay our advisor any debt financing fees.
•If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, then it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset. With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2022 and 2021, we did not pay our advisor any disposition fees.

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
•Pursuant to our advisory agreement and our charter, we will reimburse our advisor for all operating expenses paid or incurred by our advisor in connection with the services provided to us. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses (as defined in our advisory agreement)) that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2022, our total operating expenses were $15,391,000. Of the $15,391,000 in total operating expenses incurred during the year ended December 31, 2022, we reimbursed our advisor $0 in operating expenses during the year ended December 31, 2022.

•We reimburse our advisor for all expenses related to the selection and acquisition of assets, whether or not acquired by us, including, but not limited to, legal fees and expenses, travel and communications expenses and costs of appraisals. For the years ended December 31, 2022 and 2021, we had reimbursed our advisor for $0 and $0 of acquisition expenses, respectively.
Our advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, then we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees. Refer to Note 15 (Subsequent Events) of the consolidated financial statements for information regarding termination the advisory agreement.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, REIT Property Management, LLC., with respect to the management of our properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to between 3% and 5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the years ended December 31, 2022 and 2021, we have paid property management fees and reimbursements of $2,276,000 and $2,763,000, respectively, to our property manager.

Transactions with Related Parties

On April 11, 2017, we entered into a membership interest purchase agreement with Hartman XX Limited Partnership, or Hartman XX LP, the operating partnership of Silver Star Properties REIT.  Pursuant to the terms of a membership interest purchase agreement we may acquire up to $10,000,000 of Hartman XX LP’s equity ownership interest in Hartman Three Forest Plaza, LLC, or Three Forest Plaza LLC, which owns the Three Forest Property.

As of September 30, 2018, we had acquired an approximately 48.8% equity interest in Three Forest Plaza LLC from Hartman XX LP for an aggregate purchase price of $8,700,000.

On October 1, 2018, Three Forest Plaza LLC contributed the Three Forest Plaza property to Hartman SPE, LLC, a special purpose entity formed for the purpose of refinancing certain indebtedness of Silver Star Properties REIT, Hartman Short Term Income Properties XIX, Inc. and Hartman Income REIT, Inc.

We received a 5.89% membership interest in Hartman SPE, LLC in exchange for our 48.8% minority interest in Three Forest Plaza, LLC.

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Silver Star. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%. The Company's investment in Hartman SPE, LLC and Silver Star Properties REIT is stated at cost, less impairment.

The conversion of our minority interest in Three Forest Plaza in favor of our investment in Hartman SPE LLC transforms our opportunity for earnings and growth from a single asset into an opportunity for earnings and growth from a diversified portfolio of 39 office, retail and industrial assets as of December 31, 2022. Hartman SPE LLC’s ownership has remained the same but its properties and square footage have decreased.

On November 1, 2019, the Company received an unsecured promissory note from Silver Star in the face amount of $10,000,000 with an interest rate of 10%. The outstanding balance of the note was $10,000,000 and $6,012,000 at December 31, 2022 and 2021, respectively. The amended maturity date of the note is October 31, 2022. In addition to the balance due under the note, the Company made advances to Silver Star in 2022 of $7,168,000, which were outstanding at December 31, 2022, and which are not covered by the unsecured promissory note referred to herein. Subsequent to December 31, 2022, the Company has received $1,832,000 in principal payments on these loans, with a current outstanding balance of $15,336,000.

Effective August 4, 2020, the Company received an unsecured promissory note from Silver Star in the amount of $8,200,000 together with additional advances in the amount of $2,411,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC note is $1,547,000 and $1,547,000 as of December 31, 2022 and 2021, respectively. The amended maturity date of the Hartman Retail III Holdings LLC note is December 31, 2025. The outstanding balance of the Hartman Ashford Bayou LLC note is $3,828,000 as of December 31, 2022 and 2021. The amended maturity date of the Hartman Ashford Bayou LLC note is December 31, 2025.

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

We have a three-member board of directors. One of our directors, Allen R. Hartman, is affiliated with our Sponsor and its affiliates, and we do not consider Mr. Hartman to be an independent director. After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, our board has determined that Messrs. Quine and Ostroot, who comprise the majority of our board, qualify as independent directors as defined in our charter. Messrs. Tomkins and Ruskey qualified as independent directors as defined in our charter during the times that they served on our board of directors.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

The audit committee of our board of directors has engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm to audit our consolidated financial statements for the years ended December 31, 2022 and 2021. The audit committee reserves the right to select a new independent registered public accounting firm at any time in the future in its discretion if it deems such decision to be in the best interests of our company and our stockholders.

Pre-Approval Policies

The charter of our audit committee imposes a duty on the audit committee to pre-approve all audit and audit-related services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered to us by Weaver for the years ended December 31, 2022 and 2021, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Weaver, as well as the fees charged by Weaver for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Weaver. The aggregate fees billed to us by Weaver professional accounting services for the years ended December 31, 2022 and 2021 are set forth in the table below.

	2022	2021
Audit fees	$280,000	$184,000
Audit-related fees	—	12,000
Tax fees	62,000	25,000
All other fees	$—	$—
Total	$342,000	$221,000

For purposes of the preceding table, Weaver’s professional fees are classified as follows:

•Audit fees—These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by Weaver in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as audits and due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements for the years ended December 31, 2022 and 2021

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are listed in the following Exhibit Index:

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

21.1*	List of subsidiaries of Hartman vREIT XXI, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	The cover page of the Annual Report on Form 10-K, formatted in Inline XBRL, included within the Exhibit 101 exhibits
*    Filed Herewith

Item 16. Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on _________________, 2025.

HARTMAN vREIT XXI, INC.
By: /s/ Allen R. Hartman
Allen R. Hartman,
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

___________________________ ___________________________
Allen R. Hartman, Director, Chief Executive             John G. Ostroot, Director
Officer, and Chief Financial Officer ________________, 2025
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)
________________, 2025

J. Allen Quine, Director
, 2025

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (a Maryland corporation) and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, uncertainty exists regarding the Company’s ability to meet certain loan covenant requirements, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of real estate assets for potential impairment (Note 2)

Critical Audit Matter Description

The Company evaluates, on at least an annual basis, its real estate assets for potential impairment whenever changes in circumstances indicate that the value of real estate assets may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value.

We identified the evaluation of real estate assets for potential impairment and management’s related determination of fair value as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in determining the recoverability of these real estate assets. Management’s impairment analysis of its real estate assets was also significant to our audit because the amounts are material to the consolidated financial statements. Auditing management’s assessment is complex and involves significant judgment as the Company’s ability to estimate future cash flows could be impacted by various economic and industry conditions as well as the Company’s assumptions.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of management’s controls with respect to their impairment analysis and evaluated the inputs used and underlying significant assumptions.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the methods, data and underlying significant assumptions used to develop the estimated cash flows and related fair value estimates, testing the accuracy and completeness of operating data used in the calculation, identifying capitalization rates by geographic market, assessing the reasonableness of the market-specific capitalization rates, and performing a sensitivity analysis of the underlying significant assumptions to evaluate the potential changes in the fair value estimates. We also utilized an auditor specialist to assist in estimating the fair values based upon recent market comparable transactions.

Presentation and disclosure of related party transactions (Note 9)

Critical Audit Matter Description

The Company has a material amount of related party transactions as it regularly transacts with multiple other Hartman affiliates in the normal course of business.

Auditing the presentation and disclosure of these related party transactions, including the completeness thereof, was challenging due to the affiliates’ involvement in many aspects of the Company’s business, including (1) entities with common management, (2) formal and informal affiliate borrowings and advances, and (3) informal documentation governing such transactions.

How we addressed the matter in our audit

We obtained an understanding of the design and implementation of controls over the Company’s process of identifying and disclosing related party transactions.

To test the completeness of related party transactions, a listing of all related party relationships was compared to the Hartman affiliates’ legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, and review of contracts. We also performed procedures to test material related party account activity and account balances including, among others, testing the related party amounts and disclosures of transactions recognized in the statement of operations and balance sheet accounts by inspecting source documentation, and evaluating the aggregated presentation and disclosure of related party transactions.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

We have served as the Company's auditor since 2015.

Houston, Texas
August 22, 2025

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2022	2021
ASSETS
Real estate assets, at cost	$88,017	$84,012
Accumulated depreciation and amortization	(20,682)	(16,369)
Real estate assets, net	67,335	67,643
Investment in tenancy in common interest, net	3,056	3,386
Total	70,391	71,029

Cash and cash equivalents	544	—
Restricted cash	162	144
Note receivable - related party	22,543	11,388
Investment in unconsolidated entities	11,232	11,734
Deferred lease commissions, net	1,949	1,799
Accrued rent and accounts receivable, net	3,066	1,955
Prepaid expenses and other assets	188	303
Acquisition deposits	—	125
Due from related parties	1,041	1,060
Total assets	$111,116	$99,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$52,967	$37,655
Accounts payable and accrued expenses	4,929	5,200
Tenants' security deposits	1,006	728
Total liabilities	58,902	43,583
Commitments and contingencies

Special Limited Partnership Interests	1	1

Stockholders' equity:
Common stock, Class A, $0.01 par value, 270,000,000 shares authorized, 8,706,919, and 8,483,580 shares issued and outstanding at December 31, 2022 and 2021, respectively	87	85
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 503,255 shares and 479,219 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 19,708, and 19,708 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 38,198 and 22,442 issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	85,060	82,445
Accumulated distributions and net loss	(32,939)	(26,582)
Total stockholders' equity	52,213	55,953
Total liabilities and total equity	$111,116	$99,537
The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2022	2021
Revenues
Rental revenues, tenant reimbursements and other revenues	$13,461	$12,905
Total revenues	13,461	12,905

Expenses (income)
Property operating expenses	4,697	5,357
Asset management fees	553	553
Organization and offering costs	41	44
Loss on impairment of investment in unconsolidated entities	502	—
Real estate taxes and insurance	2,370	2,382
Depreciation and amortization	4,313	5,520
General and administrative	1,981	1,416
Interest expense	2,595	1,226
Interest and dividend income	(1,991)	(1,927)
Equity in losses of tenancy in common interest	330	540
Total expenses, net	15,391	15,111

Net loss	$(1,930)	$(2,206)
Basic and diluted loss per common share:
Net loss attributable to common stockholders	$(0.21)	$(0.25)
Weighted average number of common shares outstanding, basic and diluted	9,221	8,950

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net loss	Total
Balance at December 31, 2020	8,811	$88	$80,519	$(18,620)	$61,987
Issuance of common shares	269	2	2,789	—	2,791
Redemption of common shares	(75)	—	(745)	—	(745)
Selling commissions	—	—	(118)	—	(118)
Dividends and distributions (DRP)	—	—	—	(2,330)	(2,330)
Dividends and distributions (cash)	—	—	—	(3,426)	(3,426)
Net loss	—	—	—	(2,206)	(2,206)
Balance at December 31, 2021	9,005	$90	$82,445	$(26,582)	$55,953
Issuance of common shares	248	2	2,846	—	2,848
Redemption of common shares	(33)	—	(336)	—	(336)
Stock compensation	24	—	245	—	245
Selling commissions	—	—	(140)	—	(140)
Dividends and distributions (DRP)	—	—	—	(1,734)	(1,734)
Dividends and distributions (cash)	—	—	—	(2,693)	(2,693)
Net loss	—	—	—	(1,930)	(1,930)
Balance at December 31, 2022	9,244	$92	$85,060	$(32,939)	$52,213

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,930)	$(2,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	100	100
Depreciation and amortization	4,313	5,520
Deferred loan and lease commission costs amortization	778	430
Equity in earnings of unconsolidated joint venture	330	540
Impairment loss	502	—
Straight-line rent	(303)	(325)
Bad debt provision	77	36
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	(1,680)	(968)
Deferred leasing commissions	(673)	(1,289)
Prepaid expenses and other assets	116	(32)
Accounts payable and accrued expenses	311	502
Due to /from related parties	2,679	2,655
Tenants' security deposits	278	151
Net cash provided by operating activities	$4,898	$5,114
Cash flows from investing activities:
Additions to real estate	(3,571)	(3,338)
Receipts from notes receivable-related parties	2,396	5,236
Payments of notes receivable- related parties	(15,291)	(6,208)
Net cash used in investing activities	$(16,466)	$(4,310)
Cash flows from financing activities:
Proceeds from issuance of common stock	$1,113	$461
Payment of redemption of common stock	(336)	(745)
Distributions paid in cash	(3,554)	(2,831)
Payment of selling commissions	(140)	(118)
Borrowings under insurance premium finance note	431	445
Repayments under insurance premium finance note	(441)	(551)
Deferred loan costs paid	(235)	(38)
Subscriptions for common stock	—	130
Proceeds from revolving credit facility	15,344	2,400
Repayments under revolving credit facility	—	(46)
Repayments on term loan	(52)	(54)
Net cash provided by (used in) provided by financing activities	$12,130	$(1,207)

Net increase/(decrease) in cash and cash equivalents and restricted cash	562	(403)

Cash and cash equivalents, beginning of period	—	408
Restricted cash, beginning of period	144	139
Cash and cash equivalents and restricted cash, beginning of period	$144	$547

Cash and cash equivalents, end of period	544	—
Restricted cash, end of period	162	144
Cash and cash equivalents and restricted cash, end of period	$706	$144

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$2,095	$1,042
Supplemental disclosures of non-cash activities:
Increase/(decrease) in distributions payable	$(861)	$595
Distributions paid in stock	$1,734	$2,330
Accrued capital asset additions	$434	$—
Transfer of acquisition deposit to investment in TIC	$—	$1,151
Decrease in interest receivable from Silver Star settlement	$795	$—
Decrease in due to related parties from Silver Star settlement	$2,535	$4,135
Decrease in notes receivable from Silver Star settlement	$1,740	$2,984
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

The Company's follow-on offering was declared effective by the Securities and Exchange Commission on January 14, 2020. In its follow-on offering, the Company registered $180,000,000 in any combination of shares of Class A and Class T common stock to be offered to the public and $5,000,000 to be offered to stockholders pursuant to the distribution reinvestment plan.

On May 12, 2020, the Company's board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2020, 900,000,000 shares of capital stock are classified as common stock, par value $0.01 per share of which 270,000,000 shares classified and designated as Class A common stock (“Class A Shares”), 280,000,000 shares classified and designated as Class S common stock ("Class S Shares"), 280,000,000 shares classified and designated as Class I common stock ("Class I Shares"), and 70,000,000 shares classified and designated as Class T Common stock (“Class T Shares”).

Effective December 31, 2022, the sale prices of our Class A, Class S, Class I and Class T common shares to the public were $9.11, $8.35, $7.97 and $8.63 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees. The last sale price of all classes of common shares to our stockholders pursuant to the distribution reinvestment plan was $9.83 per share.

The Company’s board of directors may, in its sole discretion and from time to time, change the price at which the Company offers shares to the public in the follow-on offering or pursuant to its distribution reinvestment plan to reflect changes in estimated value per share and other factors that the board of directors deems relevant.

Effective January 14, 2023, the initial public offering and follow on offering was terminated.

As of December 31, 2022, the Company’s advisor is Hartman XXI Advisors, LLC (the “Advisor”), a Texas limited liability company and wholly owned subsidiary of Hartman Advisors, LLC. Hartman Income REIT Management, Inc., an affiliate of the Advisor, is the Company’s sponsor and property manager (“Sponsor” and “Property Manager”). The Advisor and the Property Manager are wholly-owned subsidiaries of Silver Star Properties REIT. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

On February 14, 2023, the Company sent notice to Hartman Income REIT Management, Inc., who was then serving as the Company’s property manager, and Hartman XXI Advisors, LLC, who was then serving as the Company’s advisor, terminating the respective property management and advisory agreements.

On April 17, 2023, the Company terminated the advisory agreement with Hartman XXI Advisors, LLC and property management agreement with Hartman Income REIT Management, Inc. Both entities no longer provide management and advisory services to Hartman vREIT XXI, Inc. and its affiliates.

On April 17, 2023, the Company executed an advisory agreement of Hartman Advisors II, LLC and a property management agreement with REIT Property Management, LLC, a wholly owned subsidiary of Hartman Advisors II, LLC. Allen R. Hartman is the sole member of Hartman Advisors II, LLC.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had accepted investors' subscriptions for, and issued 9,268,080 shares, net of redemptions, of its Class A Shares, Class T Shares, Class S Shares, and Class I Shares in its initial public offering, including 19,708 Class S shares issued as stock distributions and pursuant to its distribution reinvestment plan resulting in gross offering proceeds of $91,699,487. Our follow-on offering and initial public offering expired on January 14, 2023.We do not expect to register additional securities for sale to the public in the foreseeable future.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2022 and 2021 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K, Regulation S-K, and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of December 31, 2022 and 2021 consisted of demand deposits at commercial banks. As of December 31 2021, the Company had a bank overdraft of $184,000. The overdraft is recorded as a liability in accounts payable and accrued expenses on the consolidated balance sheets.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenue is primarily derived from leasing activities which is accounted for under Accounting Standards Codification (“ASC”) 842 - Leases. The Company’s other revenue is also comprised of tenant reimbursements for real estate taxes, insurance, common area maintenance, and operating. Reimbursements from real estate taxes and certain other expenses are also accounted for under ASC 842. The Company elected to utilize the practical expedient provided by Accounting Standards Update ("ASU") 2018-11 related to the separation of lease and non-lease components. The predominant component of revenue is the lease component, and as a result, revenues related to leases are reported on one line in the presentation within the consolidated statements of operations.

Investment in Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management begins with evaluating whether or not there are any variable interests. Management then determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

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

The Company's investments in Hartman SPE, LLC and Silver Star are accounted for in accordance with accounting standards for equity securities. Management has determined that the Hartman SPE, LLC and Silver Star investments do not have readily determinable fair values and are recorded at cost minus impairment. The Company's investment in the office building located at 3100 Weslayan Street, Houston, Texas is accounted for as an equity method investment.

Distributions received from equity method investments are classified based on cumulative earnings. Amounts up to the Company’s share of the investee’s earnings since acquisition reduce the investment’s carrying value. Distributions exceeding cumulative earnings are treated as a return of capital, reducing the investment balance without income recognition. The Company evaluates investments for impairment when events indicate a potential other-than-temporary decline in value.

The Company evaluates its investment in real estate joint ventures and partnerships for impairment each reporting period. The Company evaluates various factors, including operating results of the investee, ability and intent to hold the investment and views on current market and economic conditions, when determining if there is a decline in the investment value. The Company will record an impairment charge if it's determined that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions. There is no certainty that impairments will not occur in the future if market conditions decline or if management’s plans for these investments change. See Note 4.

Management recognized an impairment charge of $502,000 related to the Company’s investment in unconsolidated entities as of December 31, 2022

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate

Allocation of Purchase Price of Acquired Assets

Acquisitions of integrated assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Third-party transaction costs, including acquisition fees paid to our advisor, associated with asset acquisitions will be capitalized while internal acquisition costs will continue to be expensed as incurred.

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

The fair values of above-market and below-market in-place lease values, including below-market renewal options for which renewal has been determined to be reasonably assured, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases and below-market renewal options, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease and renewal option values are capitalized as intangible lease assets or liabilities and amortized as an adjustment of rental revenues over the remaining expected terms of the respective leases.

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

Depreciation and amortization

Depreciation is computed using the straight-line method over the estimated useful lives of five years to 39 years for buildings and improvements. Tenant improvements are depreciated using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease. In-place leases are amortized using the straight-line method over the weighted average years' remaining calculated on terms of all of the leases in-place when acquired.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

The Company reviews its real estate and related intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, then a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2022 and 2021, management has concluded that there were no indicators of impairment in the carrying value of the Company’s real estate, and related intangible assets.

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

The Company’s estimates of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The Company used non-recurring Level 3 fair value measurements to assess potential impairment of its investments in unconsolidated entities and conducted a comprehensive analysis to estimate the fair value of such investments as of December 31, 2022. This analysis was performed using appropriate valuation methodologies, observable market inputs where available, and unobservable inputs reflecting management’s assumptions and judgment. In evaluating potential impairment, the Company developed assumptions based on a variety of relevant qualitative and quantitative factors, including the financial condition and operating performance of the unconsolidated entities. Key indicators assessed included changes in financial results, occupancy levels, net operating income, estimated equity value, and net asset value per share during the relevant periods. The Company also considered macroeconomic and market-specific factors, including conditions in the broader real estate industry and, more specifically, within the commercial office market in Texas, which may have adversely affected the valuation of certain investments.The assumptions used in the fair value assessments reflected management’s best estimates regarding future cash flows, capitalization rates, discount rates, and market comparable.

Accrued Rent and Accounts Receivable

Accrued rent and accounts receivable include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer creditworthiness, historical bad debt levels, and current economic trends.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of December 31, 2022 and 2021, the Company had $188,000 and $303,000, respectively, in prepaid expense and other assets.

Acquisition Deposits

Acquisition deposits represent funds in escrow or advanced to a seller of a property which the Company plans to acquire. As of December 31, 2022 and 2021, the Company had acquisition deposits of $0 and $125,000, respectively, which are included in the consolidated balance sheets.

Organization and Offering Costs

As of December 31, 2022, total organization and offering costs incurred for the offering amounted to $8,496,000. The total organizational and offering costs incurred by the Company (including selling commissions, dealer manager fees and all other underwriting compensation) did not exceed 15% of the aggregate gross proceeds from the sale of the shares of common stock sold in the initial public offering.
Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.
For the years ended December 31, 2022 and 2021, such costs totaled $181,000 and $162,000, respectively.

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2017. If the Company qualifies for taxation as a REIT, then the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90 percent of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

For the years ended December 31, 2022 and 2021, the Company had net loss of $1,930,000 and $2,206,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by a net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2022 or 2021.

Loss Per Share

The computations of loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests - see Note 11. As of December 31, 2022 and 2021, there were no common shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2022 and 2021.

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

Major tenants are defined as those tenants who individually comprise more than 10% of the Company’s total rental revenues. No tenant represents over 10% of the Company's total rental revenue in 2022. One tenant of the Spectrum Building represents 18% of total annualized rental revenue for the year ended December 31, 2021.

Going Concern Evaluation

Pursuant to ASC 205-40, “Presentation of Financial Statements – Going Concern,” management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year after the date that the consolidated financial statements are issued (or when applicable, one year after the date that the consolidated financial statements are available to be issued).
Management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year of the issuance date of these consolidated financial statements, due to uncertainty about the ability to meet certain loan covenant requirements of the Master Credit Facility with East West Bank. However, management believes that the Company will be able to effectively manage day-to-day operations and meet these loan covenant requirements to remain in compliance, which is expected to mitigate the covenant issue within one year of the issuance date of these consolidated financial statements. See Note 14 (Subsequent Events) for additional information regarding loan extensions.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires measurement and recognition of expected credit losses for financial assets, including trade and other receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after January 2023, with early adoption permitted. The adoption of ASU 2016-13 will not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for all entities as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. In October 2022, the FASB approved a two-year extension of the temporary accounting relief provided under ASU 2020-04 to December 31, 2024.

For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU 2020-04) through December 31, 2022, the Company did not have any contract modifications impacting current reference rates. The Company's SASB Loan and derivative instrument use LIBOR as the current reference rate. The optional expedients for hedging relationships described in ASU 2020-04 are not expected to have an impact to the Company.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Entities with a single reportable segment (such as the Company) will be required to provide the disclosures required by Topic 280, as amended. The standard became effective for the Company on January 1, 2024 and the required disclosures for the Company will begin with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. With the Company having only one segment, the adoption, effective January 1, 2024, did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024, therefore, compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its annual report on Form 10-K for the year ending December 31, 2025, and is continuing to research the impact of this amended guidance, however, does not expect this standard to have a material impact on its consolidated financial statements.

In November 2024 and January 2025, the FASB issued ASU No. 2024-03 and ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("Update 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. Update 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

Note 3 — Real Estate

The Company’s real estate assets, net as of December 31, 2022 and 2021 consisted of the following, in thousands:

	December 31,
	2022	2021
Land	$16,816	$16,816
Buildings and improvements	63,724	59,719
In-place lease value intangible	7,477	7,477
	88,017	84,012
Less accumulated depreciation and amortization	(20,682)	(16,369)
Total real estate assets, net	$67,335	$67,643

Depreciation expense (excluding in place intangibles) for the years ended December 31, 2022 and 2021 was $3,566,000 and $3,825,000, respectively.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of total in-place lease intangible asset and the respective accumulated amortization are as follows, in thousands:

	December 31,
	2022	2021
In-place lease value intangible	$7,477	$7,477
Less: In-place leases – accumulated amortization	(7,393)	(6,646)
Acquired lease intangible assets, net	$84	$831

The remainder of the in-place leases will be amortized in 2023.

Amortization expense for the years ended the years ended December 31, 2022 and 2021 was $747,000 and $1,695,000 respectively.

There were no acquisition fees recorded for the years ended December 31, 2022 and 2021, respectively. Acquisition fees are capitalized and added to the real estate assets, at cost, in the accompanying consolidated balance sheets. Asset management fees incurred were $553,000 and $553,000 for the years ended December 31, 2022 and 2021, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company owns an 83% tenant in common (“TIC”) interest in an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% TIC interest is owned by Allen Hartman. The Company is party to a loan agreement where it is jointly and severally liable with Mr. Hartman. The Weslayan property is collateral for the loan. As of December 31, 2022, the loan had an outstanding principal balance of $3,831,000 and a current interest rate of 4.66%. The maturity date of the loan is August 6, 2024. Installments of principal and interest are payable monthly. The Company exercises significant influence as a result of the Weslayan TIC interest, but the Company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheets within the "Investment in tenant in common interest, net" line item. The Company recognized equity in net loss of tenant in common interest of $330,000 and $540,000 for December 31, 2022 and 2021 respectively, related to the Weslayan TIC interest.

Note 4 — Investment in unconsolidated entities

Effective March 1, 2019, the Company's board of directors approved the exchange of 3.42% of the Company's 5.89% ownership interest in Hartman SPE, LLC for 700,302 shares of common stock of Silver Star. The exchange reduced the Company’s ownership interest in Hartman SPE, LLC from 5.89% to 2.47%.

On April 14, 2020, the Company made a tender offer to stockholders of Hartman Income REIT, Inc. ("HIREIT") to acquire up to 500,000 shares of HIREIT common stock at a price of $4.00 per share. On May 1, 2020, the Company extended the term of the tender offer until May 13, 2020 and modified the offer to purchase up 500,000 shares of HIREIT common stock at a price of $5.00 per share.

As of September 24, 2020, the Company completed the acquisition of 661,940 HIREIT common shares and 80,000 Hartman Income REIT Operating Partnership ("HIROP") OP units for consideration of $3,709,703.

The HIREIT common shares and HIROP OP units acquired were converted into 497,926 Silver Star common shares and 60,178 Hartman XX Operating Partnership OP units in connection with the merger of those entities.

The Company's investment in Hartman SPE, LLC and Silver Star do not have a readily determinable fair value and are recorded at cost minus impairment. The aggregate carrying amount for the investments is $11,232,000 and $11,734,000 as of the years ended December 31, 2022 and 2021, respectively. The Company did not receive any distributions from Hartman SPE, LLC for the years ended December 31, 2022 and 2021. The Company recognized dividend income of $189,000 and $519,000, respectively, from Silver Star for the years ended December 31, 2022 and 2021.

The Company identified an indicator of impairment, which required the Company to assess its investments at fair value. The assessment resulted in the recording of an impairment loss of $502,000 for the year ended December 31, 2022, and no impairment loss in the year ended December 31, 2021.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2022	2021
Tenant and other receivables	$405	$321
Accrued rent	1,458	1,154
Accrued interest receivable	1,463	663
Allowance for doubtful accounts	(260)	(183)
Accrued rent and accounts receivable, net	$3,066	$1,955

As of December 31, 2022 and 2021, the Company had an allowance for uncollectible accounts of $260,000 and $183,000, respectively, related to tenant receivables that the Company has specifically identified as potentially uncollectible based on assessment of each tenant’s creditworthiness. For the years ended December 31, 2022 and 2021, the Company recorded bad debt expense in the amount of $77,000 and $36,000, respectively. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Note 6 — Deferred Leasing Commission Costs, net

Costs which have been deferred consists of the following, in thousands:

	December 31,
	2022	2021
Deferred leasing commissions	$2,880	$2,206
Less: accumulated amortization	(931)	(407)
Deferred leasing commission costs, net	$1,949	$1,799

Note 7 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2022 is as follows, in thousands:

December 31,	Minimum Future Rents
2023	$10,899
2024	7,886
2025	5,733
2026	3,960
2027	2,435
Thereafter	424
Total	$31,337

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

			December 31,
Property/Facility	Current Maturity (5)	Rate (1)	2022	2021
Richardson Tech Center (2)	March 2023	P	$2,411	$2,466
Master Credit Facility Agreement -EWB (3)	March 2023	P - 10 bps	35,000	19,954
Master Credit Facility Agreement - EWB (4)	March 2023	P - 50 bps	15,625	15,325
			53,036	37,745
Less unamortized deferred loan costs			(69)	(90)
			$52,967	$37,655

(1) Prime ("P")

(2) Payable in monthly installments of interest only until the maturity date. The interest rates for the Richardson Tech Center note as of December 31, 2022 and 2021were 7.50% and 3.25%, respectively.

(3) On March 18, 2022, the Company entered into an amended $35 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real, property collateral which secure the amount available to be borrowed. On March 18, 2022, the Company entered into an amendment to the MCFA which increased the face amount of the MCFA from $20 million to $35 million and extended the term of the MCFA to March 27, 2023. As of December 31, 2022 the MCFA was secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rates as of December 31, 2022 and 2021 were 7.40% and 2.15%, respectively, the outstanding balance under the MCFA was $35,000,000 as of December 31, 2022 and the amount available to be borrowed was $0. Refer to Note 15 (Subsequent Events) for additional information regarding loan maturity.

(4) On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe, One Park Ten, Two Park Ten, and Timberway properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The Company entered into a joinder and amendment to the MCFA II facility dated March 29, 2021 which added an office property located in Houston, Texas and owned by Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly-owned subsidiary of Hartman XX Operating Partnership, LP., to the collateral security for the credit facility. The Company is a guarantor under the MCFA II credit facility. The borrowing base of the credit facility is $15,630,000. The credit agreement matured on March 9, 2023.The interest rates as of December 31, 2022 and 2021 were 7.00% and 2.75%, respectively. The outstanding balance under the MCFA II was $15,625,000 as of December 31, 2022 and the amount available to be borrowed is $0. Refer to Note 15 (Subsequent Events) for additional information regarding loan maturity.

(5) On May 30, 2023, after one short-term extension, the Company completed a refinancing combining MCFA, MCFA II, and the $2,250,000 term loan into one Master Credit Facility of $53,000,000.

On August 23, 2024, the Master Credit Facility was reduced due to the sale of Richardson Tech Center to $42,861,000 with a loan maturity date of July 15, 2025.
On August 13, 2025 the Master Credit Facility was extended from its original maturity date of July 15, 2025 to and through July 15, 2027.
In connection with the Weslayan Street TIC purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The 3100 Weslayan Street property is collateral for the loan. The loan had outstanding balances of $3,831,000 and $3,912,000 as of December 31, 2022 and 2021, respectively. The interest rate of 4.66% is for the both years

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense for the years ended December 31, 2022 and 2021 was $2,595,000 and $1,226,000, respectively, including $255,000 and $180,000, respectively of deferred loan cost amortization. Unamortized deferred loan costs were $69,000 and $90,000 as of December 31, 2022 and 2021, respectively. Interest expense of $333,000 and $88,000 was payable as of December 31, 2022 and 2021, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Effective September 20, 2024, the Company and Allen Hartman refinanced the loan agreement secured by 3100 Weslayan Street, Houston, TX 77027. The payoff of the former loan is $3,733,000 and the replacement loan is $4,500,000. The maturity date is August 19, 2025.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Limited Partnership, LP, was added, by means of a joinder agreement, to the MCFA where the Company. is the guarantor. The Silver Star’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. The master credit facility was renewed on May 30, 2023 and at that time, Atrium II was removed as collateral to the master credit facility . Refer to Note 14 (Commitments and Contingencies) for additional information regarding the review of the ownership of HIRPH's membership interest resulting from the joinder agreement.

Note 9 — Related Party Arrangements

On December 31, 2022, the Company had an advisory agreement with Hartman XXI Advisors, LLC and a property management agreement with Hartman Income REIT Management, Inc.

In exchange for $1,000, the OP has issued the Hartman XXI Advisors, LLC a separate, special limited partnership interest, in the form of Special Limited Partnership Interests. See Note 12 (“Special Limited Partnership Interest”).

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. There were no acquisition fees earned by the Advisor for the years ended December 31, 2022 and 2021, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. No debt financing fees were earned by Advisor for the years ended December 31, 2022 or 2021.

The Company pays the Property Manager, an affiliate of the Advisor, property management fees equal to 3% of the effective gross revenues of the managed property. The Company pays and expects to pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property, provided that such fees will only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed. The Property Manager may subcontract the performance of its property management and leasing duties to third parties and the Property Manager will pay a portion of its property management fee to the third parties with whom it subcontracts for these services. The Company will reimburse the costs and expenses incurred by the Property Manager on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of the Property Manager or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific properties. Other charges, including fees and expenses of third-party professionals and consultants, will be reimbursed, subject to the limitations on fees and reimbursements contained in the Company's charter.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If the Property Manager provides construction management services related to the improvement or finishing of tenant space in the Company’s real estate properties, then the Company will pay the Property Manager a construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, that the Company will only pay a construction management fee if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such construction management fee is fair and reasonable and on terms and conditions not less favorable than those available from unaffiliated third parties.

The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 0.75% of the higher of (1) the cost and (2) the value of all real estate investments the Company acquires.

For the years ended December 31, 2022 and 2021, the Company incurred property management fees and reimbursable costs of $1,405,000 and $1,333,000, respectively, payable to the Property Manager and asset management fees of $553,000, respectively, and $553,000 payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the years December 31, 2022 and 2021, the Company incurred construction management fees of $198,000 and $140,000, respectively and $673,000 and $1,290,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

If the Advisor or an affiliate provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets, then the Company will pay the Advisor a disposition fee equal to: (1) in the case of the sale of real property, the lesser of (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid and (B) 3% of the sales price of each property sold; and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset.

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that, commencing four fiscal quarters after the Company’s acquisition of its first asset, the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of the Company’s average invested assets (as defined in the Company’s Charter), or (2) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

On November 1, 2019, the Company issued an unsecured promissory note to Silver Star Properties REIT, Inc. (“Silver Star”) in the face amount of $10,000,000 with an interest rate of 10% annually. The outstanding balance of the note is $10,000,000 and $6,012,000 as of December 31, 2022 and 2021, respectively. The amended maturity date of the note is October 31, 2022. In addition to the balance due under the note, the Company made advances to Silver Star of $7,168,000 which were outstanding as of December 31, 2022 and are not covered by the unsecured promissory note.

The aggregate note receivable and advance had an outstanding balance of $17,168,000 and $6,012,000 as of December 31, 2022 and December 31, 2021, respectively. Subsequent to December 31, 2022, the Company has received $1,832,000 in principal payments on these loans, with a current outstanding balance of $15,336,000.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective August 4, 2020, the Company transferred the balance due from Silver Star in the amount of $8,200,000 together with additional advances in the amount of $2,411,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC note is $1,547,000 and $1,547,000 as of December 31, 2022 and 2021, respectively. The amended maturity date of the Hartman Retail III Holdings LLC note is December 31, 2025. The outstanding balance of the Hartman Ashford Bayou LLC note was $3,828,000 as of both December 31, 2022 and December 31, 2021. The amended maturity date of the Hartman Ashford Bayou LLC note is December 31, 2025.

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

For the year ended December 31, 2022 , the Company agreed to a settled amount owed to Silver Star, the Advisor, and the Property Manager (collectively the "Settlement Parties") with amounts owed by the Settlement Parties of the Company. The settlement results in the reduction of $795,000 of interest receivable and reduction of $1,740,000 in principal of the unsecured promissory note receivable from Silver Star in exchange for the reduction of $2,535,000 in unpaid fees owed to the Settlement Parties. The settlement was effective December 31, 2022.
As of December 31, 2022 and 2021, the Company had $138,000 and $0 respectively, due to Hartman XXI Advisors, LLC, $29,000 and $0 respectively, due from Silver Star, $758,000 and $0 respectively, due to the Property Manager and $1,787,000 and $1,060,000 respectively, due from other Hartman affiliates.

Certain organizational and loan documents reference Hartman vREIT XXI Operating Partnership LP (“Hartman XXI OP”), a wholly owned subsidiary of Hartman vREIT XXI, Inc., as the sole member of Hartman Income REIT Property Holdings, LLC ("HIRPH"), which wholly owns the Atrium II property. There is neither an executed agreement to convey the Atrium II property nor a completed assignment of HIRPH’s membership interest to Hartman XXI OP.

Under the joinder agreement, HIRPH became a borrower under the loan and is jointly and severally liable with the other loan parties for the repayment of the loan. Hartman XXI is also now jointly and severally liable to repay the additional 1.625M.

on May 30, 2023, Hartman vREIT XXI, Inc. completed the refinance of the master credit facility where HIRPH was a borrower via the joinder agreement. The Atrium II property is no longer included in the master credit facility and is unencumbered as of the closing of the refinance. HIRPH is no longer a borrower nor is it jointly and severally liable with the other loan parties for repayment of the loan.

On April 17, 2023, the Company terminated the advisory agreement with Hartman XXI Advisors, LLC and the property management agreement with Hartman Income REIT Management, Inc. Both entities no longer provide management and advisory services to Hartman vREIT XXI, Inc. and its affiliates.

On April 17, 2023, the Company executed an advisory agreement of Hartman Advisors II, LLC and a property management agreement with REIT Property Management, LLC, a wholly owned subsidiary of Hartman Advisors II, LLC. Allen R. Hartman is the sole member of Hartman Advisors II, LLC.

The Advisor is Hartman Advisors II, LLC, of which Allen Hartman is the sole member. The Property Manager is REIT Property Management, LLC, which is wholly owned by Hartman Advisors II, LLC.

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Loss Per Share

Basic loss per share is computed using net loss attributable to common stockholders and the weighted average number of common shares outstanding.

	December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders (in thousands)	$(1,930)	$(2,206)
Denominator:
Basic weighted average shares outstanding (in thousands)	9,221	8,950
Basic loss per common share	$(0.21)	$(0.25)

Note 11 — Stockholders’ Equity

Under the Company’s charter, the Company has the authority to issue 900,000,000 shares of common stock, $0.01 per share par value, and 50,000,000 shares of preferred stock with a par value of $0.01 per share. The Company’s board of directors is authorized to amend the charter, without the approval of the Company’s stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

On May 12, 2020, the board of directors authorized the classification and designation of Class I and Class S common stock. As of December 31, 2022, 900,000,000 shares of capital stock were classified as common stock, par value $0.01 per share, of which 270,000,000 were classified as Class A Shares, 280,000,000 were classified as Class S Shares, 280,000,000 were classified as Class I Shares, and 70,000,000 were classified as Class T Shares.

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

On September 30, 2015, the Company sold 22,100 Class A Shares to Hartman Advisors, LLC at a purchase price of $9.05 per share for an aggregate purchase price of $200,005, which was paid in cash.

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, then payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of December 31, 2022 and 2021, 50,000,000 shares were classified as preferred stock, par value $0.01 per share.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the years ended December 31, 2022 and 2021 the Company granted 24,105 restricted Class A Shares and 9,775 restricted Class A Shares, respectively to independent directors as compensation for services. The Company recognized $100,000 and $100,000 as stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively, based upon the offering price of $10.17 and $10.23, respectively per common share.
Distributions

The following table reflects total distributions paid in cash and issued in shares of our common stock for the periods indicated, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2022	$1,459	$583	$2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	335	565	900
Fourth Quarter 2022	—	—	—
Total	$2,693	$1,734	$4,427
First Quarter 2021	$566	$566	$1,132
Second Quarter 2021	1,117	578	1,695
Third Quarter 2021	862	581	1,443
Fourth Quarter 2021(1)	286	605	891
Total	$2,831	$2,330	$5,161

(1) Dividends declared for the months of October and November 2021 were paid in January 2022. The Company     transitioned stock transfer agents during the fourth quarter of 2021.

Note 12 — Incentive Plans

As of December 31, 2022 the Company has adopted a long-term incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of the Company and the Company’s affiliates selected by the board of directors for participation in the Incentive Award Plan. Stock options and shares of restricted common stock granted under the Incentive Award Plan will not, in the aggregate, exceed an amount equal to 5.0% of the outstanding shares of the Company’s common stock on the date of grant or award of any such stock options or shares of restricted stock. Stock options may not have an exercise price that is less than the fair market value of a share of the Company’s common stock on the date of grant. Shares of common stock will be authorized and reserved for issuance under the Incentive Award Plan. This plan does not exist as of May 31, 2025.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 the Company has adopted an independent directors’ compensation plan (the “Independent Directors Compensation Plan”) pursuant to which each of the Company’s independent directors will be entitled, subject to the plan’s conditions and restrictions, to receive an initial grant of 3,000 shares of restricted stock when the Company raises the minimum offering amount of $1,000,000 in the initial public offering. Each new independent director that subsequently joins the Company’s board of directors will receive a grant of 3,000 shares of restricted stock upon his or her election to the Company’s board of directors. The shares of restricted common stock granted to independent directors fully vest upon the completion of the annual term for which the director was elected. Subject to certain conditions, the non-vested shares of restricted stock granted pursuant to the Independent Directors Compensation Plan will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. Awards under the Independent Directors Compensation Plan for the years ended December 31, 2022 and 2021, respectively, consisted of 9,832 restricted Class A Shares and 9,775 restricted Class A Shares to our independent directors, valued at $10.17 and $10.23 per share based on the net asset value. The stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

On March 22, 2025 the independent directors’ passed a resolution for a new independent directors’ compensation plan pursuant to which each of the Company’s independent directors will be entitled to receive an annual cash retainer of $15,000; quarterly Board meeting cash fees of $1,500; an annual equity award of restricted common stock of the Company of 4,000 class A Common Shares. Such shares shall be issued effective January 1 of the year following the year of service; and an audit committee annual cash retainer for each member of $7,500; all members shall receive a cash meeting fee of $500 for other meetings of the committee outside of the quarterly Board meetings as may be called and attended.

Note 13 – Commitments and Contingencies

Economic Dependency

The Company is dependent on the Sponsor and the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers. Refer to Note 15 (Subsequent Events) regarding the termination of services with our Advisory and Property Manager.

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

On May 26, 2021, Summer Energy LLC (“Summer”) filed a lawsuit against Hartman Income REIT Management, Inc., the former Property Manager, an affiliate of the Silver Star that managed our properties, in state court in Harris County, Texas. In this lawsuit, Summer seeks to collect approximately $8,400,000 from the Property Manager that Summer claims that the Property Manager owes Summer under one or more electricity sales agreements (“Agreements”) related to Winter Storm Uri. Of the approximately $8,400,000 claimed in the lawsuit, approximately $800,000 relates to wholly owned properties of the Company. Under the Agreements, Summer provided electricity to buildings managed by the Property Manager at indexed prices.

On March 24, 2022, the court entered a judgment in favor of Summer against the Property Manager in the amount of $7,871,000 plus customary pre- and post-judgment interest and attorney's fees. The Property Manager disputed the amount of liability to Summer and has appealed the judgment. The Company recognized the share of the judgment amount applicable to wholly owned properties of the Company, approximately $750,000, within the Company's consolidated statement of operations for fiscal year 2021.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2024, the lawsuit was dismissed upon appeal.

In 2023, the Company filed suit in the District Court of Harris County, Texas against Silver Star, Hartman Income REIT Property Holdings, LLC, Hartman XXI Advisors, LLC, Silver Star Property Management, Inc., Hartman SPE, LLC, Hartman Income REIT, Inc. and Hartman Retail I, DST. This suit includes claims for: (1) Silver Star’s breach of contract related to two loans from the Company to Silver Star; breach of contract by defendants related to Mr. Hartman’s Executive Chair Agreement; defamation; tortious interference; failure to return to the Company certain documents and information; and a request for a declaratory judgment that the Company and Mr. Hartman did not breach any fiduciary duties owed to Defendants.

Later in 2023, Silver Star filed a separate suit against the Company and Allen Hartman, Individually and as trustee for the Hartman Family Protection Trust; Lisa Hartman, individually and as trustee for the Hartman Family Protection Trust; Margaret Hartman,; Hartman vREIT XXI, Inc; and Hartman XX Holdings, Inc; in the District Court for Harris County, Texas. This suit includes claims against the Company and the other defendants for fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation related to the lawsuit that we filed against them for collecting on a note receivable. The Company believes that the claims fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation have no merit. Because both suits included many overlapping claims, the two suits have been consolidated into the first filed suit. Discovery is ongoing. It is anticipated that trial will be in late 2025.

On September 28, 2023, Hartman SPE, LLC sued the Company in the United States Bankruptcy Court for the District of Delaware in which it asked the court to (1) declare that the Company did not have an ownership interest in certain assets of Hartman SPE, LLC and (2) discharge lis pendens filed by the Company with respect to those assets. On November 21, 2023, following the Company’s recordation of releases of the lis pendens, the court granted the parties’ request for a stipulated final judgment that the Company has no direct interest in Hartman SPE, LLC’s assets and that the lis pendens are discharged. There was no material impact to the Company regarding this lawsuit.

On October 19, 2023, the Company joined Allen R. Hartman in a lawsuit filed in the Circuit Court for Baltimore City, Maryland against Silver Star and its directors other than Mr. Hartman, which was originally filed by Mr. Hartman for the purpose of compelling an annual meeting of stockholders of Silver Star. In this litigation, the Company and Mr. Hartman additionally asked the court to (1) compel Silver Star to provide them with a copy of Silver Star’s stock ledger, (2) declare void and unenforceable a purported amendment to Silver Star’s bylaws that allows Silver Star’s directors to be elected by less than all of its stockholders through a consent solicitation, and (3) compel Silver Star’s board of directors to liquidate Silver Star in accordance with a provision of its charter. On November 12, 2024, the court granted Silver Star’s request to dismiss the Company as a party to the litigation.

On January 31, 2025, Frank Gardner filed a derivative suit in the District Court for Harris County, Texas on behalf of all stockholders against several officers or directors of the Company, including Louis Fox, Allen Hartman, John Ostroot, J. Allen Quine, Richard Ruskey, and Jack Tompkins, and Silver Star. The Company is a nominal defendant in this derivative suit. Plaintiff’s claims include breach of fiduciary duty, waste and unjust enrichment. This claim of breach of fiduciary duty by the then Board of Directors of the Company asserts that the directors should not have authorized the Company to make unsecured loans to totaling $17,187,000 to Silver Star.

Atrium II Joinder Agreement

Through the execution of the joinder agreement referenced in Note 8 (Notes Payable), certain organizational and loan documents reference Hartman vREIT XXI Operating Partnership LP (“Hartman XXI OP”), a wholly owned subsidiary of the Company, as the sole member of HIRPH, which wholly owns the Atrium II property. There is neither an executed agreement to convey the Atrium II property nor a completed assignment of HIRPH’s membership interest to Hartman XXI OP.

Under the joinder agreement, HIRPH became a borrower under the loan and is jointly and severally liable with the other loan parties for the repayment of the loan. The Atrium II property is the sole asset of HIRPH with which to repay any debt under the loan. The master credit facility was renewed on May 30, 2023 and at that time, Atrium II was removed as collateral to the master credit facility .

Proposed Merger with Silver Star

On July 8, 2022, the board of directors of Silver Star determined to delay the pursuit of the proposed merger transaction.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

On February 14, 2023, the Company sent notice to Hartman Income REIT Management, Inc., who was then serving as the Company’s property manager, and Hartman XXI Advisors, LLC, who was then serving as the Company’s advisor, terminating the respective property management and advisory agreements.

On April 17, 2023, the Company terminated the advisory agreement with Hartman XXI Advisors, LLC and the property management agreement with Hartman Income REIT Management, Inc. Both entities no longer provide management and advisory services to Hartman vREIT XXI, Inc. and its affiliates.

On April 17, 2023, the Company executed an advisory agreement of Hartman Advisors II, LLC and a property management agreement with REIT Property Management, LLC, a wholly owned subsidiary of Hartman Advisors II, LLC. Allen R. Hartman is the sole member of Hartman Advisors II, LLC.

On May 30, 2023, after one short-term extension the Company completed a refinancing that combine the MCFA, the MCFA II, and the $2,250,000 term loan into one Master Credit Facility of $53,000,000.

On August 23, 2024, the Master Credit Facility was reduced due to the sale of Richardson Tech Center to $42,861,000 with a loan maturity date of July 15, 2025.
On August 13, 2025 the Master Credit Facility was extended from its original maturity date of July 15, 2025 to and through July 15, 2027.

As of December 31, 2022, the Company held an aggregate principal balance of $17.2 million in notes receivable from Silver Star. During the year ended December 31, 2023, the Company received principal payments totaling $1.8 million, reducing the outstanding balance to $15.3 million as of December 31, 2023. Silver Star has acknowledged the outstanding obligation in its publicly filed disclosures. Management has considered certain developments arising after December 31, 2022, including (i) the initiation of litigation between the Company and Silver Star and (ii) the sale of certain Silver Star properties at a loss. Based on management’s assessment of the available facts and circumstances as of the date of this filing, the Company continues to believe it will collect the outstanding amounts in full. As of the date of this filing, management believes that no events or circumstances, other than those noted above, have occurred that would impact its view on the collectability of the outstanding balance.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2022

(in thousands)

			Initial Cost to the Company
Property	Date Acquired	Date of Construction	Land	Building and Improvements	In-place lease value intangible	Total	Post – acquisition Improvements
Village Pointe	2/8/2017	1982	$1,762	$4,380	$1,084	$7,226	$255
Richardson Tech Center	3/14/2018	1987	$1,260	$2,999	$906	$5,165	$1174
Spectrum Building	12/27/2018	1986	$2,631	$12,862	$1,458	$16,951	$1885
11211 Katy Freeway	1/10/2019	1976	$874	$2,926	$695	$4,495	$3,256
1400 Broadfield	10/1/2019	1982	$2,395	$6,208	$978	$9,581	$1,093
16420 Park Ten Place	10/1/2019	1982	$1,878	$5,115	$518	$7,511	$1,253
Willowbrook Building	10/1/2019	1982	$993	$2,808	$171	$3,972	$1,489
Timberway II	11/21/2019	1982	$2,973	$8,029	$889	$11,891	$1,614
One Park Ten	11/21/2019	1982	$769	$2,197	$109	$3,075	$611
Two Park Ten	11/21/2019	1982	$1,281	$3,174	$670	$5,125	$396
Total			$16,816	$50,698	$7,478	$74,992	$13,026

	Gross Carrying Amount at December 31, 2022
Property	Land	Building and Improvements	In-place lease value intangible	Total	Accumulated Depreciation and Amortization	Net Book Carrying Value	Encumbrances (1)
Village Pointe	$1,762	$4,635	$1,084	$7,481	$(2,056)	$5,425
Richardson Tech Center	$1,260	$4,173	$907	$6,340	$(2,025)	$4,315	$2,411
Spectrum Building	$2,631	$14,747	$1,458	$18,836	$(3,952)	$14,884	$35,000
11211 Katy Freeway	$874	$6,182	$694	$7,750	$(2,058)	$5,692
1400 Broadfield	$2,395	$7,301	$978	$10,674	$(3,108)	$7,566
16420 Park Ten Place	$1,878	$6,368	$518	$8,764	$(1,962)	$6,802
Willowbrook Building	$993	$4,297	$171	$5,461	$(1,138)	$4,323
Timberway II	$2,973	$9,643	$889	$13,505	$(2,464)	$11,041	$15,625
One Park Ten Place	$769	$2,808	$109	$3,686	$(551)	$3,135
Two Park Ten	$1,281	$3,569	$670	$5,520	$(1,368)	$4,152
Total	$16,816	$63,723	$7,478	$88,017	$(20,682)	$67,335	$53,036

(1)    Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 7.

	Years ended December 31,
	2022	2021
Gross carrying amount at beginning of period	$84,012	$80,674
Additions during the period:
Improvements	$4,005	$3,338
Gross carrying amount at end of period	$88,017	$84,012