Form 10-K/A
period 2022-12-31
Hartman vREIT XXI, Inc.
filed 2025-08-28
CIK 1654948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-K/A

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

As of August 21, 2025 there were 9,245,980 shares of the Registrant's common shares issued and outstanding. The number of shares outstanding of each of the registrant’s classes of common stock were: 8,684,819 shares of Class A common stock; 503,255 shares of Class T common stock; 38,198 shares of Class I common stock; and 19,708 shares of Class S common stock.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K of Hartman vREIT XXI, Inc. (the “Company”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on August 22, 2025 (the “Original Form 10-K”).
The purpose of this Amendment is to:
1.Revise Item 9A – Controls and Procedures to reflect updated disclosure regarding material weaknesses.
2.Correct the signing date of the Report of the Independent Registered Public Accounting Firm from August 22, 2025 to August 21, 2025
Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 solely amends Item 9A (Controls and Procedures) and Item 15 (Exhibits). All other information in the Original Form 10-K remains unchanged.
PART II
Item 9A. Controls and Procedures
Management, with the participation of principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to the existence of certain material weaknesses in internal control over financial reporting. As of December 31, 2022, management identified that following deficiencies existed in the Company’s internal control as material weaknesses:
1.Controls related to the review, approval, and disclosure of related party transactions were not sufficiently designed or in operation.
2.The Company’s investment policy and procedures related to investments by the Company in loans to affiliates were not effective due to a design deficiency in the control. The design of the control lacks an approval attribute by the Board of Directors in investment decisions.
3.Controls relating to the review and approval of the Form 10-K to ensure accurate, complete, and timely disclosures were not operating effectively for the year-ended December 31, 2022.
4.The Company lacked controls to ensure the appropriate recording of investments, and related impairment, during the year.
Remediation Efforts:
Management is actively implementing corrective actions to address these issues, including:
•Enhancing policies and procedures for related party transactions with increased Audit Committee oversight.
•Revising the Company’s investment policy to require formal Board authorization of loans and investments in affiliates, supported by improved documentation and review protocols
•Strengthening disclosure controls through enhanced internal review procedures and executive oversight of financial reporting
•Formalizing impairment review procedures, including engaging independent third-party specialists to support accurate and timely evaluations. Management engaged an independent third-party expert to perform an evaluation of the Company’s investments and to assess potential impairments. Based on the expert’s analysis, the Company recognized appropriate impairment charges for the year ended December 31, 2022, as well as in subsequent reporting periods.
Management believes these actions will strengthen the Company’s internal control environment and support accurate, transparent, and timely financial reporting. Our independent registered public accounting firm has evaluated the Company’s internal control over financial reporting as of December 31, 2022, and concurred with management’s assessment that material weaknesses existed as of that date.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of this Amendment:
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HARTMAN vREIT XXI, INC.
By: /s/ Allen R. Hartman
Allen R. Hartman
Executive Chairman, Chief Executive Officer & Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 28, 2025