Form 10-K
period 2024-12-31
Hartman vREIT XXI, Inc.
filed 2026-11-03
CIK 1654948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal years ended December 31, 2024 and 2023

or

☐  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 333-207711

Hartman vREIT XXI, Inc.

(Exact name of registrant as specified in its charter)

Maryland	38-3978914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11211 Katy Freeway
Suite 309
Houston
Texas	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 400-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

      There is no established market for the registrant’s common equity. As of December 31, 2024, there were 9,245,987 shares of the registrant’s common stock held by non-affiliates and, as of such date, the most recent sales prices known to the registrant were $9.83 per share of Class A common stock, Class S common stock, Class I common stock, and Class T common stock. As of December 31, 2023, there were 9,245,987 shares of the registrant’s common stock held by non-affiliates and, as of such date, the most recent sales prices known to the registrant were $9.78 per share of Class A common stock, Class S common stock, Class I common stock, and Class T common stock.

HARTMAN vREIT XXI, INC.

Explanatory Note

Hartman vREIT XXI, Inc. (the “Company”) did not timely file its Annual Reports on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2023, nor its Quarterly Reports on Form 10-Q for the interim periods within those fiscal years. These delays were primarily attributable to accounting, audit, and internal control matters, including the identification of material weaknesses in internal control over financial reporting, the complexity of the Company’s real estate and related-party transactions and structures, and changes in external service providers supporting the Company’s financial reporting process.

This Annual Report is being filed as a consolidated report to satisfy the Company’s delinquent reporting obligations under Section 13(a) of the Securities Exchange Act of 1934, as amended, for the fiscal years ended December 31, 2023 and December 31, 2024, and to bring the Company current in its periodic reporting obligations.

The consolidated financial statements included in this Annual Report present the Company’s financial position as of December 31, 2023 and December 31, 2024, and the results of its operations and cash flows for the fiscal years then ended, together with comparative financial information for the fiscal year ended December 31, 2022. The Company previously filed its audited Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on August 22, 2025. The 2022 financial information included herein is presented solely for comparative purposes and has not been re-audited, restated, or amended.

The Company has not filed, and does not intend to file, separate Quarterly Reports on Form 10-Q for the interim periods within fiscal years 2024 and 2023. Management believes that the disclosures included in this Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, include the information and disclosures that would otherwise have been included in such reports.

Except as otherwise described above, this Form 10-K should be read in the same manner as a conventional annual report on Form 10-K. References in this filing to the “Company,” “we,” “us,” or “our” refer to Hartman vREIT XXI, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

As used herein, the terms “the Company,” “we,” “us” or “our” refer to Hartman vREIT XXI, Inc. and, as required by context, Hartman vREIT XXI Operating Partnership L.P., which we refer to as our “operating partnership,” and their respective subsidiaries.

Certain statements included in this Annual Report that are not historical facts (including statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions, or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events and results of operations could differ materially from those expressed or implied in any forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

●	our ability to refinance or extend indebtedness maturing after July 2027, including the maturity of the largest credit facility in the portfolio;
●	the imposition of federal taxes if we fail to qualify as a real estate investment trust (a "REIT") for federal income tax purposes in any taxable year or forego an opportunity to ensure REIT status;
●	uncertainties related to the national economy, the real estate industry in general and in our specific markets;
●	economic risks due to the uncertainty regarding tariffs that raise costs for businesses can deter new tenants from leasing space in commercial office buildings;
●	legislative or regulatory changes, including changes to laws governing REITS;
●	construction costs that may exceed estimates or construction delays;
●	further increases in interest rates;
●	availability of credit or significant disruption in the credit markets;
●	litigation risks;
●	inflation increase in the United States not captured in expense recoveries by the several tenants paying gross instead of triple net leases;
●	risks inherent to the real estate business, including tenant defaults, potential liability related to environmental matters and the lack of liquidity of real estate investments;
●	inability to obtain new tenants upon the expiration of existing leases at our properties;
●	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws;
●	the potential need to fund tenant improvements or other capital expenditures out of operating cash flow;
●	our ability to generate sufficient cash flows to pay distributions to our stockholders;
●	our ability to retain key personnel of our advisor and other affiliates of our advisor.

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

•

Shares of our common stock are illiquid. No public market currently exists for our shares, and our share redemption program is indefinitely suspended. It will be difficult for our stockholders to sell their shares, and they will likely sell them at a substantial discount if sold.

•

In order to combat the impact of rising interest costs, inflation, and recession uncertainty on free cash flow, on November 28, 2022, the board of directors (the "Board") of Hartman vREIT XXI, Inc. approved the suspension of the Company's share redemption program, effective immediately.

•

If we make distributions from sources other than our cash flow from operations, then we will have fewer funds available for the acquisition of properties, our stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted. Distributions have been suspended since December 16, 2022.

•

We have disclosed estimated net asset values (NAVs) per share of our common stock as of December 31, 2023 and December 31, 2024. The NAV per share we disclose in the future may vary significantly from prior disclosed values and may not be an accurate reflection of the fair value of our assets and liabilities.

•

We pay substantial fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties, and may reduce cash available for investment.

•	Our inability to obtain funding for future capital needs could adversely impact our ability to make cash distributions to stockholders and the value of our investments.

Risks Related to Conflict of Interest

•

Our executive officers face conflicts of interest related to their positions with our advisor and its affiliates. Hartman Advisors II, LLC is the advisor to two small non-registered alternative investments.

Risks Related to Our Organizational Structure

•	Maryland law and our organizational documents limit a stockholder's right to bring claims against our officers and directors.

•	Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise benefit our stockholders.

•	Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks faced by our stockholders.

•

Although we have opted out of certain anti-takeover provisions of Maryland law, the Board could opt into these protections in the future, which could make it more difficult for us to be acquired, could prevent stockholders from receiving a premium price for their stock in connection with a business combination, and could make it more difficult for stockholders to change the composition of the Board.

Risks Related to Investments in Real Estate

•

A decrease in demand for office, retail or industrial space may have a material adverse effect on our financial condition and results of operations. The majority of our assets are class B office assets in suburban submarkets of Houston and San Antonio, Texas. While the post-pandemic work from home trend has continued to affect occupancy in commercial office buildings, suburban office properties may be less affected by remote work trends due to commuter preferences.

•	Market trends and other conditions outside of our control could decrease the value of our investments and weaken our operating results.

•	The loss or downsizing of a significant tenant in a property could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows.

•	We face significant competition, which could decrease the occupancy and rental rates of our properties.

•	Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

•

We are currently involved in legal proceedings, and we may from time to time in the future be involved in legal proceedings the outcome of which could have a material adverse effect on our financial condition and results of operations.

•

Because we rely on our advisor and its wholly-owned property management company to manage the day-to-day affairs of any properties we may acquire, our operating results with respect to a particular property could be hindered and our net income could be reduced if the staff of a particular property perform poorly.

•

We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.

Risks Associated with Debt Financing

•	Our use of debt will reduce cash available for distributions and may expose us to the risk of default under our debt obligations.

•

High mortgage interest rates may make it difficult for us to finance or refinance properties, which could adversely impact our net income and the amount of cash distributions we can make. Furthermore, office is seen as an unfavorable asset class in the debt markets, and identifying lenders that will lend on the product type is challenging.

Federal Income Tax Risks

•	Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

•	Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

•

Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by the Board.

•	You may have current tax liability on distributions you elect to reinvest in our common stock.

•	If our operating partnership failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.

•	Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

•	Stockholders could incur a tax liability in the event that we sell a property and realize a gain but do not make a related distribution to stockholders because the proceeds are needed internally.

Retirement Plan Risks

•

An investment in our stock by a plan or an account subject to Employee Retirement Income Security Act of 1974 ("ERISA") could subject the fiduciary of that plan or account to certain standards the breach of which could result in criminal and/or civil penalties.

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

In a follow-on offering that commenced on January 14, 2020, we began offering up to $180,000,000 in any combination of Class A Shares and Class T Shares to the public and up to $5,000,000 in Class A Shares and Class T Shares to stockholders pursuant to our distribution reinvestment plan.

On May 12, 2020, the Board created the Class I Shares and the Class S Shares, and our follow-on offering was revised on July 27, 2020 to allow us to offer shares of those classes. Our follow-on offering ended on January 14, 2023.

As of December 31, 2024, we had accepted subscriptions for and issued under all public offerings 8,684,826 net of redemptions, Class A Shares, including 840,901 shares, net of redemptions, pursuant to our distribution reinvestment plan, 38,198 Class I Shares, 19,708 Class S Shares, and 503,255 Class T Shares, net of redemptions, including 40,380 shares pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $91,699,487. We have used, and intend to continue to use, the net proceeds to acquire commercial real estate properties located primarily in Texas. For additional information, see “Investment Strategy” below.

As of December 31, 2023, we had accepted subscriptions for and issued under all public offerings 8,684,826, net of redemptions, Class A Shares, including 840,901 shares, net of redemptions, pursuant to our distribution reinvestment plan, 38,198 Class I Shares, 19,708 Class S Shares, and 503,255 Class T Shares, net of redemptions, including 40,380 shares pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $91,699,487.

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

Hartman Advisors II, LLC manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to the Board. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

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

We elected to be treated as a REIT, under the Internal Revenue Code beginning with our taxable year ended December 31, 2017. If we qualify as a REIT for federal income tax purposes, then we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, then we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

As of December 31, 2024, our portfolio consisted of 100% ownership of nine commercial properties, an 83% tenant-in-common interest in an office property, and investments in two unconsolidated affiliate entities. For additional information, see “Investment Portfolio” below.

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

Investment Portfolio

       As of December 31, 2023, our investments in real estate assets consisted of (1) 10 wholly-owned properties, (2) an 83% (approximate) tenant in common interest in an office property, (3) a 2.47% ownership interest in a special purpose entity that owned as of December 31, 2022, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and (4) an equity investment in an affiliated REIT.

The following table sets forth information regarding our property portfolio as of December 31, 2023.

							Average Net
					Annualized Base	Average Base	Effective Annual
	Property		Gross Leasable	In-Place	Rental Revenue	Rental Revenue	Base Rent per
Property Name	Type	Location	Area SF	Occupancy	(in thousands)	per Occupied SF	Occupied SF
Village Pointe	Retail	San Antonio	54,246	91%	703	$ 14.23	$ 14.23
Richardson Tech Center	Flex/R&D	Dallas	96,660	87%	658	7.85	7.85
Spectrum Building	Office	San Antonio	154,435	73%	2,360	21.06	21.06
11211 Katy Freeway	Office	Houston	77,962	99%	947	12.22	12.22
1400 Broadfield	Office	Houston	96,972	98%	1,662	17.52	17.52
16420 Park Ten Place	Office	Houston	83,760	93%	1,138	14.55	14.55
Willowbrook Building	Office	Houston	65,088	83%	378	6.98	6.98
Timberway II	Office	Houston	124,397	85%	1,597	15.12	15.12
One Park Ten	Office	Houston	33,726	85%	351	12.27	12.27
Two Park Ten	Office	Houston	35,725	100%	1,023	28.64	28.64
3100 Weslayan (1)	Office	Houston	76,696	76%	1,092	18.82	18.82
Grand Total			899,667	88%	11,909	$ 15.39	$15.39

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

As of December 31, 2024, our investments in real estate assets consisted of (1) nine wholly-owned properties, (2) an 83% (approximate) tenant in common interest in an office property, (3) a 2.47% ownership interest in a special purpose entity that we refer to as Hartman SPE LLC, and (4) an equity investment in an affiliated REIT.

The following table sets forth information regarding our property portfolio as of December 31, 2024.

							Average Net
					Annualized Base	Average Base	Effective Annual
	Property		Gross Leasable	In-Place	Rental Revenue	Rental Revenue	Base Rent per
Property Name	Type	Location	Area SF	Occupancy	(in thousands)	per Occupied SF	Occupied SF
Village Pointe	Retail	San Antonio	54,246	95%	748	$ 14.59	$ 14.59
Spectrum Building	Office	San Antonio	172,165	77%	3,225	24.42	24.42
11211 Katy Freeway	Office	Houston	78,642	85%	799	11.96	11.96
1400 Broadfield	Office	Houston	102,893	97%	1,759	17.66	17.66
16420 Park Ten Place	Office	Houston	83,760	71%	669	11.18	11.18
Willowbrook Building	Office	Houston	67,670	93%	403	6.41	6.41
Timberway II	Office	Houston	130,828	82%	1,518	14.07	14.07
One Park Ten	Office	Houston	34,089	69%	325	13.73	13.73
Two Park Ten	Office	Houston	56,442	58%	465	14.10	14.10
3100 Weslayan (1)	Office	Houston	78,289	78%	1,148	18.70	18.70
Grand Total			859,024	81%	$ 11,059	$ 14.68	$14.68

(1) We own an approximately 83% tenant in common interest in this office property.

Competition

The United States commercial real estate market is highly competitive. All of our properties will be located in areas that include competing properties. We face competition from various entities for investment opportunities in our targeted assets, including other REITs, pension funds, insurance companies, investment funds, real estate companies and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the geographic location of investments or the creditworthiness of tenants. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell real estate assets. The majority of our assets are class B office assets in suburban submarkets of Houston and San Antonio. While the post-pandemic work from home trend has continued to affect occupancy in commercial office buildings, suburban buildings have been somewhat safeguarded against this risk due to employees' demand to have a shortened commute. The amount of competition in a particular market could also impact our ability to lease space and impact the amount of rent we are able to charge. Disruptions in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A limited availability of financing in the future could reduce suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of the proceeds from our initial public offering.

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

Financial Information About Industry Segments

Our current business consists of acquiring, developing, owning, managing, leasing, operating, and disposing of real estate assets. The Company operates as one reportable segment. See Note 2 to the consolidated financial statements for additional information regarding segment reporting.

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

Available Information

We are subject to the reporting requirements of the Exchange Act and, accordingly, we file annual reports, quarterly reports and other information with the Securities and Exchange Commission (the “SEC”). Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.hartmanreits.com/hartman-vreit-xxi/sec-filings-2/. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, http://www.sec.gov, where our filings with the SEC are available free of charge. We will provide without charge a copy of this Annual Report, including financial statements and schedules, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

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

There is no current public market for our shares. We presently intend, but are not required, to evaluate a transaction providing liquidity for our stockholders within three to seven years from the termination of our initial public offering. Our charter does not require the Board to pursue any particular liquidity event at any particular time or at all. However, our charter provides that if we have not begun the process of liquidating our assets or listing our shares on a securities exchange within seven years of the termination of our initial public offering and our board and a majority of our independent directors have not approved otherwise and set a future date for such a liquidation or listing, then, upon the request of stockholders holding 10% or more of our outstanding shares of common stock, our charter requires that we solicit proxies from stockholders to determine whether we should be liquidated and dissolved. Accordingly, it may be difficult for our stockholders to sell their shares of common stock at the times and/or the prices that they desire or at all. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding capital stock or 9.8% in number of shares of our outstanding common stock unless exempted prospectively or retroactively by the Board. Even if our stockholders are able to sell shares of our common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what our stockholders paid or less than their proportionate value of the assets we own. Moreover, our share redemption program, which is currently suspended, includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and the Board has broad discretion to suspend our share redemption program without stockholder approval upon 30 days’ written prior notice. Investors should purchase our shares only as a long-term investment because of their illiquid nature.

Our cash distributions have been indefinitely suspended. To the extent paid in the future, our distributions will not be guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

Effective December 16, 2022, the Board approved the suspension of the payment of distributions to our stockholders. There can be no assurance that the Board will recommence distributions. To the extent that the payment of distributions is resumed, the actual amount and timing of distributions will be determined by the Board and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, we may need to borrow funds, request that our advisor in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations.

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

Cybersecurity incidents or disruptions to the Company’s information technology systems or those of third-party service providers could adversely affect the Company’s business, financial condition, and results of operations.

The Company relies on information technology systems and third-party service providers to support important business functions, including accounting, financial reporting, property management, communications, and administrative operations. The Company and its service providers may be vulnerable to cybersecurity incidents, including unauthorized access, ransomware attacks, phishing attempts, malware, computer viruses, data breaches, and other cyber-related events.

A cybersecurity incident could result in operational disruption, unauthorized access to confidential information, interruptions in financial reporting systems, reputational harm, regulatory scrutiny, litigation, remediation costs, and other adverse consequences. Cybersecurity incidents affecting third-party service providers could also adversely affect the Company even if the Company’s own systems are not directly compromised.

Although the Company utilizes measures intended to assist in identifying and managing cybersecurity risks, there can be no assurance that such measures will be effective in preventing or mitigating all cybersecurity incidents. Any material cybersecurity incident could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

We have determined estimated net asset values (“NAVs”) per share of our common stock as of December 31, 2023 and December 31, 2024. The NAV per share we disclose in future periods may vary significantly from the values established as of December 31, 2023 and December 31, 2024 as market conditions change, additional assets are acquired or disposed of, liabilities change, and additional capital is raised.

The estimated NAV per share disclosed by the Company may not accurately reflect the fair value of the Company’s assets and liabilities and does not necessarily represent the amount that stockholders would realize upon a sale of shares or a liquidation of the Company’s assets.

To assist members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons participating in our stock offerings, and pursuant to applicable FINRA rules, the Company discloses estimated NAV per share information not less frequently than annually, together with a description of the methodologies and valuation dates utilized in determining such values. The Board has established an estimated NAV per share of $9.83 as of December 31, 2024. The estimated NAV per share as of December 31, 2023 and December 31, 2022 was $9.78 and $7.97, respectively.

Commercial real estate values may fluctuate significantly due to changes in market conditions, interest rates, occupancy levels, leasing activity, operating performance, capital markets conditions, and other factors affecting the real estate industry. As a result, future determinations of estimated NAV per share may differ materially from prior estimates.

There are currently no SEC, federal, or state regulatory standards establishing a single methodology for determining estimated per share NAV. The Board is responsible for determining estimated NAV per share no less frequently than annually. In connection with this process, the Company may obtain independent third-party appraisals or valuation reports for certain properties and other assets. Any such valuations are estimates and should not be viewed as an exact measure of realizable value or liquidation proceeds.

For additional information regarding the calculation of estimated NAV per share as of December 31, 2024 and December 31, 2023 ($9.83 and $9.78 per share, respectively), see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Net Asset Value Per Share.”

The Board previously authorized and declared stock dividends. Investors who purchased shares earlier in the Company’s offerings received additional shares as a result of such stock dividends. Because those investors own a greater number of shares for the same invested capital, they may receive proportionately greater proceeds upon a sale or liquidation of the Company compared to investors who purchased shares later in the offerings. Stock dividends were discontinued after September 1, 2019.

The value of a share of our common stock may be diluted if we pay a stock dividend.

The Board has previously authorized and declared stock dividends. Investors who purchased shares early in both our initial public offering and our follow-on offering received more shares for the same cash investment than investors who purchased later in the offerings as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors. Stock dividends were discontinued after September 1, 2019.

We may change our targeted investments, our policies and our operations without stockholder consent.

Although we have historically invested in office, retail, industrial, and warehouse properties located primarily in Texas, we may also invest in other real estate asset classes and /or real estate assets located throughout the United States. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than our historical investments. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

We pay substantial fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties.

The fees that we pay to our advisor and its affiliates were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties.

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

Our share redemption program has been suspended indefinitely. If our share redemption program were to be reinstated, then it could provide our stockholders with a limited opportunity to have their shares of our common stock redeemed by us at a price equal to or at a discount from the purchase price of the shares of our common stock being redeemed, or at the NAV per share price at the time of redemption, subject to the Board's discretion. In such event, we anticipate that shares of our common stock would be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, at the time of its suspension, we limited the number of shares to be redeemed to no more than (1) 5.0% of the weighted-average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment program in the prior calendar year plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and such additional funds as may be reserved for that purpose by the Board. In addition, the Board reserves the right to amend, or suspend the share redemption program at any time upon 30 days’ notice. Therefore, our stockholders may not have the opportunity to make a redemption request prior to a potential termination or suspension of the share redemption program and our stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our share redemption program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, the price at which the stock will be redeemed may not be the same price they paid for any shares of our common stock being redeemed.

If we internalize our management functions, then our stockholders’ interest in us could be diluted and we could incur other significant costs associated with being self-managed.

The Board may decide in the future to internalize our management functions. If we do so, then we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests in our Company and could reduce the earnings per share and funds from operations per share attributable to our stockholders’ investment in our Company.

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

If we need additional capital in the future to improve or maintain our properties or for any other reason, then we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, then our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of an investment in shares of our common stock.

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

•	offerings of equity by us, which would likely entitle our advisor to increased acquisition, asset management and disposition fees;
•

acquisitions of properties, which would entitle our advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from programs sponsored by our Sponsor or its affiliates, might entitle affiliates of our advisor to disposition fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which would increase the acquisition, debt financing and asset management fees payable to our advisor;
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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of the aggregate of our then outstanding shares of capital stock (which includes common stock and any preferred stock or convertible stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of the aggregate of our then outstanding common stock unless exempted (prospectively or retroactively) by the Board. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell shares of our common stock.

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

Our charter, as amended and supplemented to date, authorizes us to issue up to 950,000,000 shares of capital stock, of which 270,000,000 are classified as Class A Shares, 280,000,000 are classified as Class I Shares, 280,000,000 are classified as Class S Shares, 70,000,000 are classified as Class T Shares, and 50,000,000 are classified as shares of preferred stock without par value. The Board, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If we ever create and issue preferred stock or convertible stock with a distribution preference over common stock, then payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management.

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

The Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. the Board may amend or revise these and other policies without a vote of our stockholders. Under Maryland Law and our charter, our stockholders have a right to vote only on limited matters. The Board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks faced by our stockholders.

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

Although we have opted out of certain anti-takeover provisions of Maryland law, the Board could opt into these protections in the future, which may make it more difficult for us to be acquired and may prevent stockholders from receiving a premium price for their stock in connection with a business combination.

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

Another anti-takeover statute under Maryland law, the Control Share Acquisition Act, provides that the holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights with respect to such control shares, except to the extent approved by a vote of two-thirds of the votes entitled to vote generally in the election of directors, excluding votes cast by the acquirer, by officers or by directors who are employees of the corporation.  Should the Board opt into these provisions of Maryland Law in the future, it may discourage offers from third parties to acquire us and increase the difficulty of consummating any offer.

We may become subject to certain other anti-takeover provisions of Maryland law that would make it harder for stockholders to change the composition of the Board and may prevent stockholders from receiving a premium price for their shares in connection with an unsolicited takeover.

Subtitle 8 of Title 3 of the Maryland General Corporation Law, or the MGCL, permits the board of directors of a Maryland corporation that has a class of securities registered under the Exchange Act and that has at least three independent directors, to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in its charter or bylaws, to certain additional anti-takeover provisions, including a two-thirds vote requirement for removing a classification of directors. Our charter does not prohibit approval and the imposition of a two-thirds vote requirement for removing a director, and require that vacancies on the board of directors be filled only by the remaining directors and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred, and a majority vote for the calling of a stockholder-requested special meeting of stockholders. We have elected by a provision in our charter that, at such time, if ever, as we are eligible to make a Subtitle 8 election, vacancies on our board may be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. We have not elected to be subject to the other provisions of Subtitle 8, and as discussed above, to do so we must have a class of equity securities registered under the Exchange Act and at least three independent directors. While we expect to meet the first of these requirements, we have only two independent directors at this time, and we have no current plan to add a third, although that may change. Accordingly, our board of directors may in the future elect, at such time as we are eligible to make a Subtitle 8 election and without stockholder approval, to classify our board or to become subject to any of the other provisions of Subtitle 8. Any of these provisions could make it more difficult and more time consuming for stockholders to change the composition of our board of directors and could prevent stockholders from receiving a premium price for their shares in connection with an unsolicited takeover.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most of the provisions of Regulation 14D promulgated under the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, then we would have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the non-complying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for your shares in such a transaction.

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

Our investment strategy relies heavily on locating and operating properties in Texas, including properties located in the major metropolitan areas of Dallas/Fort Worth, Houston and San Antonio. The economies of these cities rely significantly on the exploration, production and processing of oil, natural gas and petrochemicals. A prolonged weakening in the price of oil could make oil exploration and related industries unprofitable for certain companies, forcing them out of the business or forcing them to downsize their operations. To the extent that we lease space to oil and gas companies or companies that support the oil and gas industry, our operations could be negatively impacted by the loss of tenants or less demand for space in our buildings.

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

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. They also may be critical to the operations of certain of our tenants. Although we believe we will be able to maintain the security and integrity of these types of networks and related systems, or implement various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we are not aware that we have experienced any significant cyber-attacks or cyber-intrusions, we may not be able to anticipate or implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•

result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or
•	damage our reputation among our tenants and stockholders generally.

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

As of the date of this Annual Report, we were involved in pending litigation the outcome of which could cause the foregoing risks to materialize. See the Item 3 of Part I of this Annual Report for further information.

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

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms, or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of an investment the Company.

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

We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give no assurance that we will be able to obtain such borrowings on satisfactory terms.

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

If mortgage debt is unavailable at reasonable interest rates, then we may not be able to finance the purchase of properties. If we place mortgage debt on properties, then we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, then our income could be reduced. If any of these events occur, then our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and could hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

Our charter limits our leverage to 300% of our net assets and the Board has adopted a policy that our debt financing will be approximately 50% of the aggregate costs of our investments but we may exceed this limit with the approval of the independent directors of the Board. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

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

Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by the Board.

In order to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of the outstanding shares of our stock may be owned directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Our charter prohibits (unless otherwise permitted by the Board) beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value or number of shares, whichever is more restrictive of our outstanding capital stock of all classes or series, which we refer to as the “ownership limits.” The constructive ownership rules under the Internal Revenue Code and our charter are complex and may cause shares of our stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding capital stock by a person could cause another person to own constructively in excess of 9.8% of the outstanding shares of our capital stock and thus violate the ownership limits. There can be no assurance that the Board, as permitted in the charter, will not decrease the ownership limits in the future. Any attempt to own or transfer shares of our capital stock in excess of an ownership limit without the consent of the Board would result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

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

The Board is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes the Board to revoke or otherwise terminate our REIT election without the approval of our stockholders if the board determines that it is no longer in our best interests to qualify as a REIT. the Board has statutory duties to us and could cause such changes in our tax treatment only if it determines in good faith that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

The Company relies on information technology systems and third-party service providers to support various aspects of its operations, including accounting, financial reporting, property management, communications, and administrative functions.

Like other companies, the Company may be subject to cybersecurity risks and incidents, including unauthorized access to systems or data, ransomware, phishing attempts, malware, data breaches, denial-of-service attacks, and other information security events. Cybersecurity incidents affecting the Company or its third-party service providers could adversely affect the Company’s operations, financial reporting processes, or confidential information and could result in operational disruption, reputational harm, remediation costs, regulatory scrutiny, litigation, or other adverse effects.

The Company considers cybersecurity risks as part of its overall risk management and internal control processes. The Company utilizes various administrative, technical, and operational measures intended to assist in protecting its information systems and data, including user access controls, password protection measures, data backup procedures, periodic software updates, and the use of third-party technology service providers.

The Company’s processes for assessing, identifying, and managing material risks from cybersecurity threats include consideration of risks associated with both internally managed systems and third-party service providers utilized in the Company’s operations. The Company may engage third-party service providers or advisors, as appropriate, in connection with information technology and cybersecurity matters.

As of December 31, 2024, the Company had not identified any cybersecurity incidents that materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. However, there can be no assurance that the Company will not experience cybersecurity incidents in the future.

Management is responsible for assessing and addressing cybersecurity risks as part of the Company’s overall risk management processes. The Board oversees the Company’s overall risk management activities, including risks relating to information technology and cybersecurity matters.

Item 2. Properties

As of December 31, 2023, our investments in real estate assets consisted of (1) 10 wholly owned properties, (2) an 83% (approximate) tenant in common interest in an office property, (3) a 2.47% interest in an affiliate special purpose entity that owned as of December 31, 2023, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and (4) an equity investment in an affiliated REIT.

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2023:

							Average Net
					Annualized Base	Average Base	Effective Annual
	Property		Gross Leasable	In-Place	Rental Revenue	Rental Revenue	Base Rent per
Property Name	Type	Location	Area SF	Occupancy	(in thousands)	per Occupied SF	Occupied SF
Village Pointe	Retail	San Antonio	54,246	91%	703	$ 14.23	$ 14.23
Richardson Tech Center	Flex/R&D	Dallas	96,660	87%	658	7.85	7.85
Spectrum Building	Office	San Antonio	154,435	73%	2,360	21.06	21.06
11211 Katy Freeway	Office	Houston	77,962	99%	947	12.22	12.22
1400 Broadfield	Office	Houston	96,972	98%	1,662	17.52	17.52
16420 Park Ten Place	Office	Houston	83,760	93%	1,138	14.55	14.55
Willowbrook Building	Office	Houston	65,088	83%	378	6.98	6.98
Timberway II	Office	Houston	124,397	85%	1,597	15.12	15.12
One Park Ten	Office	Houston	33,726	85%	351	12.27	12.27
Two Park Ten	Office	Houston	35,725	100%	1,023	28.64	28.64
3100 Weslayan (1)	Office	Houston	76,696	76%	1,092	18.82	18.82
Grand Total			899,667	88%	11,909	$ 15.39	$15.39

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

As of December 31, 2024, our investments in real estate assets consisted of (1) nine wholly owned properties, (2) an 83% (approximate) tenant in common interest in an office property, (3) a 2.47% interest in an affiliate special purpose entity that owned as of December 31, 2024, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as Hartman SPE LLC, and (4) an equity investment in an affiliated REIT.

The following table sets forth certain information relating to our properties, by commercial property type, as of December 31, 2024:

							Average Net
					Annualized Base	Average Base	Effective Annual
	Property		Gross Leasable	In-Place	Rental Revenue	Rental Revenue	Base Rent per
Property Name	Type	Location	Area SF	Occupancy	(in thousands)	per Occupied SF	Occupied SF
Village Pointe	Retail	San Antonio	54,246	95%	748	$ 14.59	$ 14.59
Spectrum Building	Office	San Antonio	172,165	77%	3,225	24.42	24.42
11211 Katy Freeway	Office	Houston	78,642	85%	799	11.96	11.96
1400 Broadfield	Office	Houston	102,893	97%	1,759	17.66	17.66
16420 Park Ten Place	Office	Houston	83,760	71%	669	11.18	11.18
Willowbrook Building	Office	Houston	67,670	93%	403	6.41	6.41
Timberway II	Office	Houston	130,828	82%	1,518	14.07	14.07
One Park Ten	Office	Houston	34,089	69%	325	13.73	13.73
Two Park Ten	Office	Houston	56,442	58%	465	14.10	14.10
3100 Weslayan (1)	Office	Houston	78,289	78%	1,148	18.70	18.70
Grand Total			859,024	81%	$ 11,059	$ 14.68	$14.68

(1) We own an approximately 83% tenant in common interest in this office property.

Item 3.    Legal Proceedings

●	Summer Energy LLC Litigation (Winter Storm Uri)

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

On May 10, 2024, the lawsuit was dismissed upon appeal.

●	Litigation Against Silver Star and Related Parties (Texas)

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

●	Hartman SPE Litigation (Delaware)

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

●	Silver Star Stockholder Litigation (Maryland)

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

●	Silver Star Countersuit (Texas)

Later in 2023, Silver Star filed a separate counter-suit against the Company and Allen Hartman, Individually and as trustee for the Hartman Family Protection Trust; Lisa Hartman, individually and as trustee for the Hartman Family Protection Trust; Margaret Hartman; Hartman vREIT XXI, Inc; and Hartman XX Holdings, Inc; in the District Court for Harris County, Texas. This suit includes claims against the Company and the other defendants for fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation related to the lawsuit that we filed against them for collecting on a note receivable. The Company believes that the claims of fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation have no merit. Because both suits are overlapping claims, the two suits were consolidated into the first filed suit. Discovery is ongoing.

●	Frank Gardner Derivative Litigation (Texas)

     On January 31, 2025, Shareholder Frank Gardner filed a derivative suit in the District Court for Harris County, Texas on behalf of all stockholders against several officers and directors of the Company, including Louis Fox, Allen Hartman, John Ostroot, J. Allen Quine, Richard Ruskey, and Jack Tompkins, and Silver Star. The Company is a nominal defendant in this derivative suit. Plaintiff’s claims include breach of fiduciary duty, waste and unjust enrichment. This claim of breach of fiduciary duty by the then Board of Directors of the Company asserts that the directors should not have authorized the Company to make unsecured loans totaling $15,336,000 to Silver Star. Discovery on this case has not yet commenced.

    Notes Receivable and Litigation Risk

    The Company holds a note receivable from Silver Star with an outstanding principal balance of approximately $15.3 million, excluding accrued interest.

   The Company continues to assert its contractual rights with respect to the outstanding balance and is actively pursuing recovery through ongoing litigation. Management’s position is based on the legal enforceability of the note receivable and the Company’s contractual rights under the governing agreements. At the same time, due to the ongoing legal proceedings described in Note 12 – Litigation, the Company has recorded a full allowance for credit losses in accordance with ASC 326 based on its assessment of expected credit losses and the range of possible outcomes.

    The recorded allowance represents an accounting estimate and does not constitute a legal determination regarding the enforceability or ultimate collectability of the note. The Company continues to actively pursue recovery of the full contractual amount through the legal process.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

 March 31, 2026, the number of shares outstanding of each of our classes of common stock were: (1) 8,713,819 shares of Class A common stock held by 1,502 stockholders of record; (2) 503,255 shares of Class T common stock held by 104 stockholders of record; (3) 38,198 shares of Class I common stock held by seven stockholders of record; and 19,708 shares of Class S common stock held by three stockholders of record.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or quoted or traded on any over-the-counter market. We do not expect our shares of common stock to become so listed, quoted or traded in the foreseeable future.

The Board has determined an estimated net asset value per share for our common stock as of December 31, 2022, December 31, 2023 and December 31, 2024 of $7.97 per share, $9.78 per share and $9.83 per share, respectively. The Board’ objective in determining the estimated net asset values per share was to arrive at values, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, the Board did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.

As with any valuation method, the methods used to determine the estimated net asset values per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the values of our assets using these methods are not required to be a reflection of market value under those standards and will not necessarily result in a reflection of fair value under accounting principles generally accepted in the United States ("GAAP"). Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset values per share determined by the Board. The estimated net asset values per share is not a representation or indication that, among other things: a stockholder would be able to realize the estimated values per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated values per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset values per share on a national securities exchange; a third party would offer the estimated net asset values per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset values per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated net asset values per share were calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets, developments related to individual assets and changes in the real estate and capital markets.

We intend to determine updated estimated fair values per share every year on or about the last day of our fiscal year or more frequently in the sole discretion of the Board. The market for commercial real estate can fluctuate quickly and substantially, and values of our assets and liabilities are expected to change in the future.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

Distribution Policy

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to annually distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP to our stockholders. The Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as the Board deems relevant.

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

The following table reflects the total distributions the Company has paid in cash, stock and pursuant to our distribution reinvestment plan for the years ended December 31, 2024, 2023 and 2022, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2024	$—	$—	$—
Second Quarter 2024	—	—	—
Third Quarter 2024	—	—	—
Fourth Quarter 2024	—	—	—
Total	$—	$—	$—
First Quarter 2023	$75	$—	$75
Second Quarter 2023	—	—	—
Third Quarter 2023	—	—	—
Fourth Quarter 2023	—	—	—
Total	$75	$—	$75
First Quarter 2022	$1,459	$583	$2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	335	565	900
Fourth Quarter 2022	—	—	—
Total	$2,693	$1,734	$4,427

(1)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 30 days following the end of such month.
(2)	Amount of distributions paid in shares of common stock pursuant to our distribution reinvestment plan and stock dividend distribution.
(3)

Distributions for the month of October 2021 and November 2021 which would have been paid in November 2021 and December 2021 were not paid until January 2022. The delay occurred while the Company was changing stock transfer agents.

Issuer Purchases of Equity Securities

Neither the Company nor any of its affiliated purchasers (as defined in Rule 10b-118 promulgated under the Exchange Act) purchased any shares of common stock during the three-month periods ended December 31, 2024 or 2023.

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

Hartman Advisors II, LLC, which we refer to as our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets, subject to certain limitations and restrictions. Our advisor sources and presents investment opportunities to the Board. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

On May 30, 2023, after one short-term extension, the Company completed a refinancing combining the MCFA, the MCFA II, and the $2,250,000 term loan into one Master Credit Facility of $53,000,000.

On August 23, 2024, the Company completed the sale of Richardson Tech Center for $10,261,000, which was acquired in March 2018 for $5,040,000.

The proceeds were used to reduce the amount due under the 2023 Master Credit Facility to $42,861,000.

On August 13, 2025, the term of the 2023 Master Credit Facility was extended from its original maturity date of July 15, 2025 to July 15, 2027.

Management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year of the issuance date of these consolidated financial statements, due to uncertainty about the ability to meet certain loan covenant requirements of the Master Credit Facility with East West Bank. However, management believes that the Company will be able to effectively manage day-to-day operations and meet these loan covenant requirements to remain in compliance, which is expected to mitigate the covenant issue within one year of the issuance date of these consolidated financial statements. See Note 13 (Subsequent Events) for additional information regarding loan extensions.

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

Review of our Investment Policies

The Board, including our independent directors, has reviewed our investment policies as described in this Annual Report and determined that such policies are in the best interests of the Company based on the following factors: (1) such policies increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) our executive officers and directors and the affiliates of our advisor have expertise with the type of real estate investments we seek; (3) there are sufficient property acquisition opportunities with the attributes that we seek; and (4) borrowings should enable us to purchase assets and earn income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

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

    Allowance for Credit Losses (Notes Receivable)

    The Company holds a note receivable from Silver Star Properties REIT, Inc. (“Silver Star”) with an outstanding principal balance of approximately $15.3 million, excluding accrued interest, as of December 31, 2024 and 2023.

       In accordance with Financial Standards Accounting Board ("FASB") Accounting Standards Codification ("ASC") Topic 326, Financial Instruments—Credit Losses, the Company evaluates expected credit losses on financial assets measured at amortized cost using a forward-looking approach that incorporates historical experience, current conditions, and reasonable and supportable forecasts.

        During the year ended December 31, 2023, the Company recorded a full allowance for credit losses against the outstanding principal and related interest receivable associated with this note. During the year ended December 31, 2024, the Company recorded a full allowance for credit losses against related interest receivable associated with this note. This determination incorporates ongoing litigation and the range of potential resolution scenarios.

       While the Company firmly believes in the enforceability of its contractual rights and continues to actively pursue recovery of the full amount through legal proceedings and expects it to be paid in full, ASC 326 requires recognition of expected credit losses based on a probability-weighted assessment of potential outcomes. As a result, a full allowance for credit losses was recorded as of December 31, 2023.

        The recorded allowance represents an accounting estimate and does not constitute a legal determination regarding the enforceability or ultimate collectability of the note. The Company continues to actively pursue recovery of the full contractual amount through the legal process.

     The Company will continue to reassess this estimate in future reporting periods as additional information becomes available.

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

For the years ended December 31, 2024, 2023 and 2022, we recorded a net income of $2,043,000, a net loss of $27,020,000 and a net loss of $1,930,000, respectively.  We do not anticipate forming any taxable REIT subsidiaries or otherwise generating future taxable income which may be offset by the net loss carry forward.  We consider that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance in that no future taxable income is expected. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

Management has reviewed our tax positions and is of the opinion that material positions taken by us would more likely than not be sustained upon examination.  Accordingly, we have not recognized a liability related to uncertain tax positions as of December 31, 2024, 2023 and 2022, respectively.

Share Prices

       Effective December 31, 2024, December 31,2023 and December 31, 2022, the sale prices of our Class A, Class S, Class I and Class T common shares to the public were $9.83, $9.78 and $7.97 per share, respectively, representing the net asset value per share as determined by the board of directors plus the applicable sales commissions and managing broker dealer fees.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024, therefore, compliance with this ASU will be required beginning with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its Annual Report on Form 10-K for the year ended December 31, 2025, and is continuing to research the impact of this amended guidance, however, does not expect this standard to have a material impact on its consolidated financial statements.

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

Impact of Credit Loss Provision

For the years ended December 31, 2024 and 2023, the Company recorded provisions for expected credit losses of $1.422 million and $21.557 million, respectively.

For 2023, the provision consisted of approximately $15.336 million related to the principal balance of the Silver Star note receivable, $2.852 million related to accrued interest on the Silver Star note receivable, and $1.971 million related to other outstanding related-party receivables, resulting in a total provision of $20.159 million.

For 2024, the Company recorded an additional provision of approximately $1.534 million related to accrued interest on the Silver Star note receivable, partially offset by a $112,000 reduction in the allowance for expected credit losses related to other related-party receivables, resulting in a net provision for expected credit losses of $1.422 million.

The provision reflects the application of ASC 326 and the requirement to incorporate forward-looking information and uncertainty into the measurement of expected credit losses. Recognition of the allowance does not affect the Company’s contractual rights or its ability to pursue recovery of the underlying receivables.

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

Our Real Estate Investments

As of December 31, 2023, our investments in real estate assets consisted of ten properties listed below, a 2.47% interest in an affiliate special purpose entity that owned, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE LLC, and an 83% (approximate) tenant in common interest in an office property located in Houston, Texas.

						Annualized Base	Average Base
			Gross Leasable	In-Place	No. of	Rental Revenue	Rental Revenue	Acquisition Price	Encumbrances (1)
Property Name	Year	Space Type	Area SF	Occupancy	Tenants	(in thousands)	per Occupied SF	(in thousands)	(in thousands)
Village Pointe	1982	Retail	54,246	91%	15	703	14.23	7,226
Richardson Tech Center	2018	Flex/R&D	96,660	87%		658	7.85	5,165	2,413
Spectrum Building	1986	Office	154,435	73%	46	2,360	21.06	16,951
11211 Katy Freeway	1976	Office	77,962	99%	87	947	12.23	4,495
1400 Broadfield	1982	Office	96,972	98%	33	1,662	17.52	9,581	35,000
16420 Park Ten Place	1982	Office	83,760	93%	38	1,138	14.55	7,511
Willowbrook Building	1982	Office	65,088	83%	44	378	6.97	3,972
Timberway II	1982	Office	124,397	85%	52	1,597	15.12	11,891
One Park Ten	1982	Office	33,726	85%	37	351	12.25	3,075	15,734
Two Park Ten	1982	Office	35,725	100%	27	1,023	28.64	5,125
3100 Weslayan (2)	1980	Office	76,696	76%	37	1,092	18.82	3,758
Grand Total			899,667	88%	416	11,909	15.39	78,750	53,147
(1)	Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 8 to consolidated financial statements.
(2)	We own an approximately 83% tenant in common interest in this office property.

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

As of December 31, 2024, our investments in real estate assets consisted of nine properties listed below, a 2.47% interest in an affiliate special purpose entity that owned, 39 office, retail and light industrial properties in Houston, Dallas, and San Antonio, Texas, which we refer to as the Hartman SPE LLC, and an 83% (approximate) tenant in common interest in an office property located in Houston, Texas.

						Annualized Base	Average Base
			Gross Leasable	In-Place	No. of	Rental Revenue	Rental Revenue	Acquisition Price	Encumbrances (1)
Property Name	Year	Space Type	Area SF	Occupancy	Tenants	(in thousands)	per Occupied SF	(in thousands)	(in thousands)
Village Pointe	1982	Retail	54,246	95%	15	748	14.59	7,226
Spectrum Building	1986	Office	172,165	77%	46	3,225	24.42	16,951
11211 Katy Freeway	1976	Office	78,642	85%	87	799	11.96	4,495
1400 Broadfield	1982	Office	102,893	97%	33	1,759	17.66	9,581	35,000
16420 Park Ten Place	1982	Office	83,760	71%	38	669	11.18	7,511
Willowbrook Building	1982	Office	67,670	93%	44	403	6.40	3,972
Timberway II	1982	Office	130,828	82%	52	1,518	14.07	11,891
One Park Ten	1982	Office	34,089	69%	37	325	13.73	3,075	7,594
Two Park Ten	1982	Office	56,442	58%	27	465	14.09	5,125
3100 Weslayan (2)	1980	Office	78,289	78%	37	1,148	18.70	3,758
Grand Total			859,024	81%	416	11,059	14.68	73,585	42,594

(1)	Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 8 to consolidated financial statements.
(2)	We own an approximately 83% tenant in common interest in this office property.

Results of Operations

      As of December 31, 2024, we owned nine properties comprising approximately 780,735 square feet. As of December 31, 2023 and 2022, we owned 10 properties comprising approximately 822,971, and 879,741 square feet, respectively. As of December 31, 2024, 2023 and 2022, we owned a 2.47% interest in an affiliate special purpose entity which is referred to as the Hartman SPE interest. As of December 31, 2024, 2023 and 2022, we owned an 83% (approximate) tenant in common interest in an office property comprising approximately 78,289 square feet located at 3100 Weslayan Street in Houston, Texas, which was acquired on December 29, 2020.

Revenues – The primary source of our revenue is rental revenues. For the years ended December 31, 2024, 2023 and 2022 we had total rental revenues and tenant reimbursements $15,056,000, $15,824,000  and $13,461,000, respectively. The increase in 2023 was mainly due to increase in overall occupancy from 71% as of December 31, 2022 to 83% as of December 31, 2023.

Property operating expenses – Property operating expenses consist of contract services, repairs and maintenance, utilities and management fees. For the years ended December 31, 2024, 2023 and 2022 , we had property operating expenses of $5,831,000, $6,246,000 and $4,697,000 respectively. .

Fees to affiliates – We pay asset management fees to our advisor in connection with the management of our company. Asset management fees to our advisor were $540,000, $556,000 and $553,000 for each of the years ended December 31, 2024, 2023 and 2022, respectively.

Real estate taxes and insurance – Real estate taxes and insurance were $2,953,000, $2,780,000 , and $2,370,000  for the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation and amortization – Depreciation and amortization were $2,979,000, $3,275,000 and $4,313,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in 2024 when compared to 2023 was primarily related to a decrease in amortization expense of our in-place lease value intangibles, which typically have a shorter useful life compared to other real estate asset components resulting in a decrease in depreciation expense.

Equity in losses (income) of tenant-in-common interest - Equity in net loss (income) of tenant in common interest was $410,000, ($6,000), and $330,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

General and administrative – General and administrative expenses were $2,654,000, $1,712,000 and $1,981,000 for the years ended December 31, 2024, 2023 and 2022, respectively. General and administrative expenses consist primarily of audit fees, transfer agent fees, other professional fees, and independent director’s compensation. The increase in general and administrative expenses in 2024 was primarily due to increase in professional fees.

Interest expense - Interest expense was $4,180,000, $5,171,000 and $2,595,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The increase in 2023 was primarily due to an overall increase in notes payable and interest rates from December 31, 2022 to December 31, 2023.

Interest and dividend income - Interest and dividend income was $2,901,000, $2,117,000 and $1,991,000 for the years ended December 31, 2024, 2023 and 2022 respectively. The movements in 2024 and 2023 were primarily due to additions to related party notes receivable, offset with a reduction of dividend income as Silver Star Properties suspended distributions to its stockholders, including the Company, in July 2022. The increase in year 2023 as compared to year 2022 was due to recalculation of interest income of year 2019 and 2023 and recording the difference of $3,016,000 in year 2023. In year 2024, we received dividend income of $830,000 from Hartman SPE LLC.

Credit Loss Provision - For the years ended December 31, 2024 and 2023, the Company recorded provisions for expected credit losses related to the Silver Star note receivable. In 2024, the Company recorded a provision of $1,534,000 related to accrued interest. In 2023, the Company recorded provisions against the outstanding principal and accrued interest balances of $15,336,000 and $2,852,000, respectively, resulting in significant non-cash charges to earnings.

The Company continues to assert its contractual rights with respect to the outstanding balance and is actively pursuing recovery through ongoing litigation. Management’s position is based on the legal enforceability of the note receivable and the Company’s contractual rights under the governing agreements. At the same time, due to the ongoing legal proceedings described in Note 12 – Litigation, the Company has recorded a full allowance for credit losses in accordance with ASC 326 based on its assessment of expected credit losses and the range of possible outcomes.

The recorded allowance represents an accounting estimate and does not constitute a legal determination regarding the enforceability or ultimate collectability of the note. The Company continues to actively pursue recovery of the full contractual amount through the legal process.

The Company will continue to reassess this estimate in future reporting periods as additional information becomes available.

Net income (loss) – We recorded net income of $2,043,000 for the year ended December 31, 2024, compared to a net loss of $27,020,000 for the year ended December 31, 2023, and a net loss of $1,930,000 for the year ended December 31, 2022. The net loss in 2023 was driven primarily by a $20,159,000  provision for expected credit losses related to notes receivable, accrued interest thereon, and related-party balances. The provision decreased to $1,422,000 in 2024, a decrease of $18,737,000, representing the largest driver of the year-over-year improvement.

The Company also recognized a $5,560,000 gain on the sale of Richardson Tech Center in 2024. These favorable items were partially offset by a $$416,000 unfavorable change in equity in losses (income) from the Company's tenant-in-common interest, which moved from equity income of $6,000 in 2023 to an equity loss of $410,000 in 2024.

The Company also recorded a $969,000 impairment loss on investments in unconsolidated entities in 2024, compared to a $5,068,000 impairment loss in 2023. Depreciation and amortization expense decreased by $296,000, and interest expense decreased by $991,000 in 2024, as further discussed above. Together, these factors resulted in net income in 2024, compared to net losses in 2023 and 2022.

Liquidity and Capital Resources

Through our stock offerings, as of December 31, 2024 and December 31, 2023, we had accepted subscriptions for, and issued, 8,684,826 Class A Shares, net of redemptions, including 840,901 shares issued pursuant to our distribution reinvestment plan, 38,198 Class I Shares, 19,708 Class S Shares, and 503,255 Class T Shares, net of redemptions, including 40,380 shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross proceeds of $91,699,487. We were not engaged in any stock offerings as of December 31, 2024 or 2023.

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

We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment.  Under our charter, we are prohibited from borrowing over 300% of the value of our “net assets” (as defined by our charter). However, we may temporarily exceed that limit if such excess is approved by a majority of our independent directors and if disclosed to the stockholders in the next quarterly report along with the explanation for such excess borrowings. In addition, the Board has adopted a policy to generally limit our aggregate borrowings to approximately 50% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests; provided, however, that such policy limitation does not apply to individual real estate assets and only will apply once we have ceased raising capital under our initial public offering or any subsequent public offering and invested substantially all of our capital. As a result, we expect to borrow more than 50% of the contract purchase price of each real estate asset we acquire to the extent the Board determines that borrowing these amounts is prudent.  Our policy of limiting our aggregate borrowings to approximately 50% of the aggregate value of our assets relates primarily to mortgage loans and other debt that will be secured by our properties. The charter limitation of 300% of the value of our net assets includes secured and unsecured indebtedness that we may issue. We do not anticipate issuing significant amounts of unsecured debt and therefore we intend to limit the balance of our borrowings to 50% of the contract purchase price of our assets.

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

Cash Flows from Operating Activities

For the years ended December 31, 2024, 2023 and 2022, net cash provided by (used in) operating activities were $2,480,000 , $1,184,000 and $4,898,000, respectively.

Cash Used in Investing Activities

For the years ended December 31, 2024, 2023 and 2022, net cash provided by (used in) investing activities was $8,215,000, $667,000, and ($16,466,000), respectively.

Cash Flows from Financing Activities

Cash flows from financing activities consisted primarily of proceeds from our stock offerings and debt financing. Net cash provided by (used in) financing activities for the years ended December 31, 2024, 2023 and 2022 was $10,553,000, $252,000 and $12,130,000, respectively. Net cash used in financing activities in 2024 was primarily attributable to $10,647,000 of net repayments under the revolving credit facility, compared to $110,000 of net proceeds from the revolving credit facility in 2023.

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

The table below summarizes our calculation of FFO and MFFO for the years ended December 31, 2024, 2023 and 2022, respectively, and a reconciliation of such non-GAAP financial performance measures to our net loss, in thousands.

	December 31,
	2024	2023	2022
Net income (loss)	$2,043	$(27,020)	$(1,930)
Depreciation and amortization of real estate assets	2,979	3,275	4,313
Depreciation and amortization of real estate assets of unconsolidated tenant in common interest	—	—	619
FFO attributable to unconsolidated entity, Hartman SPE, LLC	—	—	534
Gain from property disposition	(5,560)	—	—
Funds from operations (FFO)	$(538)	$(23,745)	$3,536
Organization and offering costs	—	—	41
Modified funds from operations (MFFO)	$(538)	$(23,745)	$3,577

Distributions

Effective December 16, 2022, the Board suspended the payment of monthly distributions to preserve capital and secure our financial health on an ongoing basis.

The following table reflects the total distributions paid in cash and issued in shares of our common stock for the period from January 01, 2022 through December 31, 2024, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2024	$—	$—	$—
Second Quarter 2024	—	—	—
Third Quarter 2024	—	—	—
Fourth Quarter 2024	—	—	—
Total	$—	$—	$—

First Quarter 2023	$75	—	$75
Second Quarter 2023	—	—	—
Third Quarter 2023	—	—	—
Fourth Quarter 2023	—	—	—
Total	$75	$—	$75

Period	Cash	DRP & Stock	Total
First Quarter 2022	$1,459	$583	$2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	335	565	900
Fourth Quarter 2022	—	—	—
Total	$2,693	$1,734	$4,427

Our long-term policy is to pay distributions solely from funds from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, the Board has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, then we will have fewer funds available for investments.

Off-Balance Sheet Arrangements

As of December 31, 2024, 2023 and 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition or results of operations.

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

Subsequent Events

       On August 13, 2025, the maturity date of the 2023 Master Credit Facility was extended from its original maturity date of July 15, 2025 to July 15, 2027.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

   Not required.

Item 8.     Financial Statements and Supplementary Data

   The consolidated financial statements and supplementary data required by this Item 8 can be found beginning on page F-1 of this Annual Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 23, 2025, the Company received notice from Weaver and Tidwell, L.L.P. (“Weaver”), the Company’s then independent registered public accounting firm, that it would not stand for reappointment.  Weaver audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 and issued a report thereon dated August 22, 2025.

Weaver’s audit report on the Company’s financial statements for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and any subsequent interim period preceding Weaver’s declination, there were no disagreements with Weaver on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Weaver’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

In addition, during such periods there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for the disclosure of material weaknesses in the Company’s internal control over financial reporting as described in Part II, Item 9A of the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2022. These material weaknesses included (i) insufficiently designed or operating controls over the review, approval, and disclosure of related party transactions; (ii) deficiencies in the Company’s investment policy and related procedures regarding loans to affiliates, including lack of required Board approval; (iii) ineffective controls relating to the review and approval of the Form 10-K to ensure accurate, complete, and timely disclosures; and (iv) lack of controls to ensure appropriate recording of investments and related impairment during the year.

Effective October 14, 2024, the Company’s Audit Committee approved the engagement of M&K CPAS, PLLC (“M&K”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023.

During the two most recent fiscal years and any subsequent interim period prior to the engagement of M&K, the Company did not consult with M&K regarding (i) the application of accounting principles to a specific completed or proposed transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

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

Pursuant to Item 308(b) of the SEC’s Regulation S-K, this Annual Report does not include an attestation report of the Company’s registered public accounting firm on the Corporation’s internal control over financial reporting because the Company is not an “accelerated filer” or a “large accelerated filer” as such terms are defined in Rule 12b-2 promulgated under the Exchange Act.

Management evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2024 and December 31, 2023. Based on these evaluations, management concluded that the Company's disclosure controls and procedures were not effective as of either date due to the material weaknesses in internal control over financial reporting discussed below under “Management's Report on Internal Control Over Financial Reporting.”

There was no change in our internal control over financial reporting during the three-month periods ended December 31, 2024 or 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of our internal control over financial reporting as of December 31, 2024 and December 31, 2023. Management’s report on our internal control over financial reporting is as follows.

Management's Report on Internal Control Over Financial Reporting

       Management of Hartman vREIT XXI, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the board of directors, management and personnel, to provide reasonable assurance regarding the reliability of financial reporting in the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP) and include those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;

• provide reasonable assurance the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

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

Management, with the participation of principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and December 31, 2024. In making that assessment, our management used the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to the existence of certain material weaknesses in internal control over financial reporting. As of December 31, 2023 and December 31, 2024, management identified that following deficiencies existed in the Company’s internal control as material weaknesses:

Controls related to the review, approval, and disclosure of related-party transactions, as well as controls over the timely preparation and review of financial information, including journal entries and the financial reporting close process, were not sufficiently designed or operating effectively to ensure the accuracy, completeness, and timeliness of the Company's financial reporting. These deficiencies were primarily attributable to limited accounting personnel and resources relative to the Company's reporting requirements, together with challenges associated with organizational transition activities, the reconstruction of historical accounting records, limitations in the availability of historical supporting documentation, and the implementation and enhancement of the Company's accounting and financial reporting processes. These factors resulted in insufficient segregation of duties and management review controls in certain areas of the financial reporting process.

Remediation Efforts:

Management has undertaken and continues to implement measures intended to strengthen the Company's internal control over financial reporting and disclosure controls and procedures. These measures include enhancing the Company's accounting and financial reporting processes, improving documentation and record retention procedures, strengthening management review controls, expanding accounting personnel and external professional resources supporting the financial reporting process, implementing additional review procedures over significant transactions and journal entries, and enhancing controls over related-party transactions and financial statement preparation.

In addition, management has continued efforts to reconstruct and validate historical accounting records, improve the quality and accessibility of supporting documentation, and further develop internal policies and procedures to support timely and accurate financial reporting. The Company also continues to evaluate opportunities to improve its accounting systems, internal processes, and overall control environment.

Dated: July 31, 2026

/s/ Allen R. Hartman

Allen R. Hartman

Executive Chairman, CEO, CODM, & Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Item 9B. Other Information

During the year ended December 31, 2024 and 2023, none of the Company’s directors or officers informed the Company of their adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of the SEC’s Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors and their respective ages and positions as of December 31, 2023.

Name	Age	Positions
Allen R. Hartman (1)	72	Chief Executive Officer, Chief Financial Officer and Executive Chairman
John Ostroot	90	Independent Director
J. Allen Quine	64	Independent Director

(1) On April 7, 2023, the independent directors of the board of directors appointed Mr. Hartman as interim Chief Financial Officer and interim Treasurer.

The following table sets forth information regarding our executive officers and directors and their respective ages and positions as of December 31, 2024.

Name	Age	Positions
Allen R. Hartman (1)	73	Chief Executive Officer, Chief Financial Officer and Executive Chairman
John Ostroot	90	Independent Director
J. Allen Quine	65	Independent Director

   The following table sets forth information regarding our executive officers and directors and their respective ages and positions as of the date of this Annual Report.

Name	Age	Positions
Allen R. Hartman (1)	74	Chief Executive Officer, Chief Financial Officer and Executive Chairman
John Ostroot	90	Independent Director
J. Allen Quine	66	Independent Director

The biographical descriptions below set forth certain information with respect to the executive officers and directors named above.

Allen R. Hartman, age 74, is our CEO and Chairman of the Board as well as President of the parent company of our advisor, Hartman Advisors LLC, and our property manager, REIT Property Management, LLC. In 1984, Mr. Hartman formed Hartman Management and began Sponsoring private real estate investment programs. Over the next 24 years, Mr. Hartman built Hartman Management into one of the leading commercial property management firms in the state of Texas and Sponsored 20 privately offered programs and one publicly offered program that invested in commercial real estate in Houston, San Antonio and Dallas, Texas. In 1998, Mr. Hartman merged the Hartman real estate programs and formed Hartman Commercial Properties REIT (HCP REIT), now known as Whitestone REIT. He served as CEO and Chairman of the Board of HCP REIT until October, 2006. In April, 2008, Mr. Hartman merged 4 of the 5 Hartman programs to form Hartman Income REIT (HIREIT) and contributed the assets and ongoing business operations of Hartman Management into Hartman Income REIT Management, a wholly owned subsidiary of HIREIT. Mr. Hartman has acquired over 90 commercial real estate properties, raised over $300 million of investor equity and acquired more than $500 million in commercial real estate assets in various private and public real estate investment programs. Currently Mr. Hartman oversees a staff of 15 full and part time employees who manage 12 commercial properties encompassing over 1 million square feet. In addition to his day-to-day management responsibilities, Mr. Hartman serves as the principal officer of each Hartman Sponsored investment program. Mr. Hartman attended the University of Colorado and studied Business Administration. Mr. Hartman has served as a director of Silver Star since 2012.

The Board, excluding Mr. Hartman, has determined that the leadership positions previously and currently held by Mr. Hartman, and the extensive experience Mr. Hartman has accumulated from acquiring and managing investments in commercial real estate and debt, have provided Mr. Hartman with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

J. Allen Quine, has served as one of our independent directors since February 3, 2023. Mr. Quine has served as an attorney and negotiator in the business and non-profit sectors for over three decades. Most recently he served as in-house counsel and VP of International Relations for the Museum of the Bible in Washington DC. Mr. Quine was indispensable in establishing relationships and negotiating agreements with domestic and world-class international organizations by navigating the complexities of State, Federal, and international law. For several years Mr. Quine was the general counsel for a property investment and management company providing housing to over 21,000 tenants in multi-family locations. He conducted all legal matters, from property investment and ROI, tenant relations, HR, hiring of contractors, and third party service providers. Leveraging his legal experience, Mr. Quine has served as a College President, Dean, and Professor of several higher educational institutions, and currently applies his knowledge of the ever changing nature of State, Federal and International regulations and legal environment to the benefit of national and international business associations and non-profits. Mr. Quine is an alum of Washington State University and the University of Idaho College of Law. He was admitted to practice law in Washington State, and is currently a member of the State Bar of Texas.

The Board, excluding Mr. Quine, has determined that his experience and leadership positions previously and currently held by Mr. Quine, including his experience with respect to investments in commercial real estate, have provided Mr. Quine with the experiences, attributes and skills necessary to effectively carry out the duties and responsibilities of a director.

John Ostroot served on the Board as an independent director between February 2016 and May 31, 2025. Since January 2008 and July 2009, respectively, Mr. Ostroot served as an independent director of Hartman Income REIT, Inc. and Hartman Short Term Income Properties XIX, Inc. He was president of EGC Corporation and 3P USA Inc., subsidiaries of Plastic Omnium, Inc., a French-owned global leader in the processing of fluoropolymers and other high-performance resins plastics, from September 1994 until he retired in January 2000. As president of these companies, he actively supervised the principal accounting officers and was responsible for overseeing and assessing the performance of companies and public accountants in the preparation, audit and evaluation of financial statements on behalf of the company. After his retirement at 3P USA, Mr. Ostroot assumed a leadership role with the Fluoropolymers Division of the Society of Plastics Industries, a trade organization, consisting of processors and suppliers of fluoropolymer resin, headquartered in Washington, D.C. Presently, Mr. Ostroot is serving on the Fluoropolymers Division Executive Committee as Past Chairman. In April 2005, Mr. Ostroot received the Whitney Bro Lifetime Achievement Award from the DuPont Company for his more than 45 years in the Fluoropolymer industry. Since January 2008, Mr. Ostroot has served as a director of Hartman Income REIT, Inc., a private REIT affiliated with our Sponsor, and since July, 2009, Mr. Ostroot has served as an independent director of Hartman Short Term Income Properties XIX, Inc., a private REIT affiliated with our Sponsor. Mr. Ostroot earned a Bachelor of Science degree in Chemical Engineering from the University of Minnesota.

Board Committees

The Board may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board of directors meeting, provided that the majority of the members of each committee are independent directors.

Audit Committee

The Board has established an audit committee, the members of which are Messrs. McFerrin and Quine. The audit committee’s function is to assist the Board in fulfilling its responsibilities by overseeing: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of our independent Registered Public Accounting Firms; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary.

The board of directors has determined that Mr. Quine qualifies as an “audit committee financial expert” as that term is defined by the SEC in Item 407 of Regulation S-K.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s executive officers and directors, and persons who beneficially own more than 10% of our common stock, are required to file certain reports regarding their ownership of common stock with the SEC within specified time frames, including statements of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. These reports are also required to be furnished to the Company. Based solely on our review of such reports and written representations from reporting persons, the Company believes that all Section 16(a) filing requirements applicable during 2023 and 2024 were complied with, except that certain filings were not timely filed by individuals who beneficially owned more than 10% of the Company’s common stock. The Company is not aware of any late filings in any prior year that have not been previously reported.

       Code of Conduct and Ethics

We have adopted a Code of Ethics which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of the Board. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

Item 11.    Executive Compensation

Compensation of our Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not have, nor has the Board considered, a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this Annual Report.

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

Compensation of our Directors

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2023. Directors who are also our executive officers do not receive compensation for services rendered as a director.

	Fees earned or
	paid in cash	Stock awards	Total
Name	($) (1)	($) (2)	($)
Allen R. Hartman	$—	$—	$—
John G. Ostroot	$2,500	$—	$2,500
J. Allen Quine	$2,500	$—	$2,500

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”

The following table sets forth certain information regarding compensation earned by or paid to our directors during the year ended December 31, 2024. Directors who are also our executive officers do not receive compensation for services rendered as a director.

	Fees earned or
	paid in cash	Stock awards	Total
Name	($) (1)	($) (2)	($)
Allen R. Hartman	$—	$—	$—
John G. Ostroot	$45,000	$—	$45,000
J. Allen Quine	$45,000	$—	$45,000

(1)	The amounts shown in this column include fees earned for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.”

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

Independent Directors Compensation Plan

The Board has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long-term incentive plan. Each new independent director that joins the Board will receive 4,000 shares of restricted common stock upon election to the Board. The shares of restricted common stock granted to our independent directors fully vest upon the completion of the annual term for which the director was elected. Directors serving on the board of directors of more than one entity sponsored by our Sponsor or its affiliates will receive an annual cash retainer, meeting fees and stock compensation for all board service as if they were serving on a single board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Beneficial Owners

          The following table sets forth information as of December 31, 2023 and December 31, 2024 relating to the beneficial ownership of our common Stock by each person who was serving as a director or an executive officer of the Company as of such date and (2) all such directors and executive officers of the Company as a group. We are not aware of any person or group that beneficially owned more than five percent of any class of the outstanding shares of our common stock as of December 31, 2023 and December 31, 2024. Generally, a person “beneficially owns” shares if he or she has, or shares with others, the right to vote those shares or to invest (or dispose of) those shares, or if he or she has the right to acquire such voting or investment rights, within 60 days of  December 31, 2023 and December 31, 2024  (such as by exercising stock options or similar rights). The address of each person named below is the address of the Company.

Shares
	Title of Class of	Beneficially	Percent of
Name of Beneficial Owner	Common Stock	Owned	Class (1)
Allen R. Hartman	Class A	22,100	0.3%
	Class I	—	—
	Class S	—	—
	Class T	—	—

Jeffrey L. McFerrin	Class A	145,110	1.6%
	Class I	—	—
	Class S	—	—
	Class T	—	—

J. Allen Quine	Class A	16,000	0.2%
	Class I	—	—
	Class S	—	—
	Class T	—	—

Directors and executive officers as a group (3 persons)	Class A	183,210	2.1%
	Class I	—	—
	Class S	—	—
	Class T	—	—

The following table sets forth information as of March 31, 2026 relating to the beneficial ownership of our common Stock by (1) each person of our current directors and executive officers and (2) all such directors and executive officers as a group. We are not aware of any person or group that beneficially owned more than five percent of any class of the outstanding shares of our common stock as of such date. The address of each person named below is the address of the Company.

Shares
	Title of Class of	Beneficially	Percent of
Name of Beneficial Owner	Common Stock	Owned	Class (1)
Allen R. Hartman	Class A	$22,100	0.3%
	Class I	—	—
	Class S	—	—
	Class T	—	—

Jeffrey L. McFerrin	Class A	145,110	1.6%
	Class I	—	—
	Class S	—	—
	Class T	—	—

J. Allen Quine	Class A	16,000	0.2%
	Class I	—	—
	Class S	—	—
	Class T	—	—

Directors and executive officers as a group (3 persons)	Class A	183,210	2.1%
	Class I	—	—
	Class S	—	—
	Class T	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

As discussed above in Item 11 of Part III, the Board has approved and adopted an independent director’s compensation plan, which operates as a sub-plan of our long-term incentive plan, that authorizes the Board to annually grant to our independent directors up to $50,000 in shares of time-vesting restricted shares of common stock. Each new independent director that joins the Board is entitled to receive 3,000 shares of time-vesting restricted common stock upon election to the Board. The shares vest upon the completion of the annual term for which the director was elected.

The following table contains information as of December 31, 2023 regarding securities that are authorized for issuance under our long-term incentive plan:

	Number of securities		Weighted-average	Number of securities
	to be issued upon		exercise price of	remaining available
	exercise of outstanding		outstanding options,	for future issuance under
Plan Category	options, warrants and rights (a)		warrants and rights (b)	equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	—	(1)	N/A	—
Equity compensation plans not approved by security holders	—		N/A	—
Total	—		N/A	—

(1)....

The following table contains information as of December 31, 2024 regarding securities that are authorized for issuance under our long-term incentive plan:

	Number of securities		Weighted-average	Number of securities
	to be issued upon		exercise price of	remaining available
	exercise of outstanding		outstanding options,	for future issuance under
Plan Category	options, warrants and rights (a)		warrants and rights (b)	equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	—	(1)	N/A	—
Equity compensation plans not approved by security holders	—		N/A	—
Total	—		N/A	—

(1)

Item 13.    Certain Relationships and Related Transactions and Director Independence

The following describes all transactions since January 1, 2023 involving us, our directors, our advisor, our Sponsor and any affiliate thereof and all such proposed transactions. See also Note 9 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

As of December 31, 2024, Hartman XXI Holdings owned 100% of the outstanding limited partnership interests in our operating partnership and Hartman XXI SLP owned 100% of the special limited partnership interests issued by our operating partnership. We are the sole general partner of our operating partnership.

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

Our Relationships with our Advisor and our Property Manager

Hartman XXI Advisors, LLC was our advisor until April 16, 2023 and, as such, supervised and managed our day-to-day operations and selected our real property investments and real estate-related investments, subject to the oversight by the Board. Our advisor also provided marketing, sales and client services on our behalf. Our advisor was formed in September 2015 and is a wholly owned subsidiary of Hartman Advisors, LLC. Effective July 1, 2020, our advisor was owned by Silver Star. Effective July 1, 2020, Hartman Income REIT Management, Inc., our property manager and Sponsor, was owned by Silver Star as a result of a merger. All of our officers and directors, other than our independent directors, are officers of our advisor and property manager and serve, and may serve in the future, other affiliates of our advisor.

Effective April 17, 2023, the Company terminated the advisory agreement with Hartman XXI Advisors, LLC and the property management agreement with Hartman Income REIT Management, Inc. Both entities no longer provide management and advisory services to the Company.

Effective April 17, 2023, the Company entered into an advisory agreement with Hartman Advisors II, LLC and a property management agreement with REIT Property Management, LLC, a wholly-owned subsidiary of Hartman Advisors II, LLC. Allen R. Hartman is the sole member of Hartman Advisors II, LLC.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement in place at December 31, 2024, and our current advisory agreement, we pay our advisor the fees described below.

•

We pay our advisor an acquisition fee of 2.5% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2024, 2023 and 2022, we incurred acquisition fees of $0, $0 and $0, respectively, payable to our advisor.

•

We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.75% of the higher of the cost or value of each asset, where the cost equals the amount actually paid or budgeted (excluding acquisition fees and expenses), including the amount of any debt attributable to the asset (including debt encumbering the asset after its acquisition) and where the value of an asset is the value established by the most recent independent valuation report, if available. For the years ended December 31, 2024, 2023 and 2022, we paid asset management fees of $540,000, $556,000 and $553,000, respectively, payable to our advisor.

•

We pay our advisor a debt financing fee equal to 1.0% of the amount available under any loan or line of credit we obtain and use to acquire properties or other permitted investments, which will be paid in addition to the acquisition fee paid to our advisor. For the years ended December 31, 2024, 2023 and 2022, we booked debt financing fee expense payable to the advisor as $0, $535,000, and $0 respectively.

•

If our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets, then it will receive a disposition fee equal to (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such asset. With respect to a property held in a joint venture, the foregoing disposition fee will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2024, 2023 and 2022, we booked disposition fees expense payable to the advisor as $308,000, $0 and $0 respectively.

Our advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately for cause or upon the bankruptcy of our advisor. If we terminate the advisory agreement, then we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees. Refer to Note 13 (Subsequent Events) of the consolidated financial statements for information regarding termination the advisory agreement.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with our property manager, REIT Property Management, LLC., with respect to the management of our properties. Pursuant to the management agreements, we pay the property manager a monthly management fee in an amount equal to 3% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the years ended December 31, 2024, 2023 and 2022, we recorded property management expense of $389,000, $470,000 and $406,000, respectively, due to our property manager.

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

      On November 1, 2019, the Company received an unsecured promissory note from Silver Star in the face amount of $10,000,000 with an interest rate of 10%. The outstanding balance of the note was $10,000,000 and $6,012,000 at December 31, 2022 and 2021, respectively. The amended maturity date of the note is October 31, 2022. In addition to the balance due under the note, the Company made advances to Silver Star in 2022 of $7,168,000, which were outstanding at December 31, 2022, and which are not covered by the unsecured promissory note referred to herein. Accumulated outstanding balance as of December 31, 2022 was $17,168,000. During the year 2023, the Company received $1,832,000 in principal payments on these loans, with a current outstanding balance of $15,336,000 as of December 31, 2024 and 2023.

      Effective August 4, 2020, the Company received an unsecured promissory note from Silver Star in the amount of $8,200,000 together with additional advances in the amount of $2,411,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC note is $1,547,000, $1,547,000 and $1,547,000 as of December 31, 2024, 2023, and 2022 and 2021, respectively. The amended maturity date of the Hartman Retail III Holdings LLC note is December 31, 2025. The outstanding balance of the Hartman Ashford Bayou LLC note is $3,828,000, $3,828,000 and $3,828,000 as of December 31, 2024, 2023 and 2022. The amended maturity date of the notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC note is December 31, 2027.

Director Independence

As required by our charter, a majority of the members of the Board must qualify as “independent directors,” as such term is defined by our charter. Our charter defines independent director in accordance with the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. As defined in our charter, an independent director is a person who is not, on the date of determination, and within the last two years from the date of determination been, directly or indirectly, associated with our Sponsor or our advisor by virtue of (1) ownership of an interest in our Sponsor, our advisor, or any of their affiliates; (2) employment by our Sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our Sponsor, our advisor, or any of their affiliates (other than as one of our directors); (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our Sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our Sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the Sponsor, the advisor, and their affiliates exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the Sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the Sponsor, the advisor, any of their affiliates, or with us.

We have a three-member board of directors. One of our directors, Allen R. Hartman, is affiliated with our Sponsor and its affiliates, and we do not consider Mr. Hartman to be an independent director. After review of all relevant transactions or relationships between each director, or any of his family members, and our company, our senior management and our independent registered public accounting firm, our board has determined that Messrs. Quine and McFerrin, who comprise the majority of the Board, qualified (and continue to qualify) as independent directors as defined in our charter during their period of service. The Board also determined that Mr. Ostroot qualified as an independent directors as defined in our charter during the period that he served on the Board.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

    The aggregate fees billed to us by M&K professional audit services for the years ended December 31, 2024, and 2023 were $105,000 and $100,000, respectively.

 Weaver and Tidwell, L.L.P. performed the audit for the year ended December 31, 2022. They charged audit fees of $280,000 for year 2022. They also provided tax services for the same year, with aggregate charges of $62,000.

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

All services rendered to us by M&K for the years ended December 31, 2024, and 2023, were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The aggregate fees billed to us by M&K professional audit services for the years ended December 31, 2024, and 2023 are set forth in the table below were $105,000 and $100,000, respectively.

    Weaver and Tidwell, L.L.P. performed the audit for year ended December 31, 2022. They charged audit fees of $280,000 for year 2022. They also provided tax services for the same year with aggregate charges of $62,000.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2024, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022

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

21.1*	List of subsidiaries of Hartman vREIT XXI, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
104*	The cover page of the Annual Report on Form 10-K, formatted in Inline XBRL, included within the Exhibit 101 exhibits

*    Filed Herewith

Item 16. Form 10-K Summary

We have elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2026.

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

By: /s/ Allen R. Hartman	Date: October 29, 2026
Allen R. Hartman, Director, Chief Executive
Officer, and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)

By: /s/ Jeffrey L. McFerrin	Date: October 29, 2026
Jeffrey L. McFerrin, Director

By: /s/ J. Allen Quine	Date: October 29, 2026
J. Allen Quine, Director

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hartman vREIT XXI, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hartman vREIT XXI, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Hartman vREIT XXI, Inc., as of December 31, 2022, were audited by other auditors whose report dated August 22, 2025, expressed an unqualified opinion on those consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has been unable to meet certain loan covenant requirements, which raises substantial doubt about its ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern:

As discussed in Note 2, the Company has been unable to meet certain loan covenants, has incurred recurring losses from operation, and generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

Auditing management’s evaluation of going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025.

The Woodlands, Texas

October 29, 2026

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

Houston, Texas

August 22, 2025

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023	2022
ASSETS
Real estate assets, at cost	$83,719	$88,684	$88,017
Accumulated depreciation and amortization	(24,626)	(23,957)	(20,682)
Real estate assets, net	59,093	64,727	67,335
Investment in tenant in common interest, net - related parties	2,652	3,062	3,056
Total	61,745	67,789	70,391

Cash and cash equivalents	278	472	544
Restricted cash	1,339	1,003	162
Note receivable - related parties	20,711	20,711	22,543
Interest on note receivables - related parties	5,858	3,787	1,670
Allowance for expected credit losses	(19,721)	(18,187)	—
Investment in unconsolidated entities - related parties	5,194	6,163	11,232
Deferred lease commissions, net	1,400	1,689	1,949
Accrued rent and accounts receivable, net	1,270	2,241	1,396
Prepaid expenses and other assets	179	122	188
Due from related parties	3,025	2,485	1,041
Allowance for expected credit losses against RP balances	(1,861)	(1,975)	—
Total assets	$79,417	$86,300	$111,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable, net	$42,594	$52,999	$52,967
Accounts payable and accrued expenses	4,130	3,804	4,929
Due to related parties	4,669	3,409	—
Tenants' security deposits	712	819	1,006
Total liabilities	52,105	61,031	58,902
Commitments and contingencies

Special Limited Partnership Interests	1	1	1

Stockholders' equity:
Common stock, Class A, $0.01 par value; 270,000,000 shares authorized; 8,684,826 shares issued and outstanding as of December 31, 2024 and 2023, and 8,706,919 shares issued and outstanding as of December 31, 2022	87	87	87
Common stock, Class T, $0.01 par value, 70,000,000 shares authorized, 503,255 shares issued and outstanding as of December 31, 2024, 2023, and 2022	5	5	5
Common stock, Class S, $0.01 par value, 280,000,000 shares authorized, 19,708 shares issued and outstanding as of December 31, 2024, 2023, and 2022	—	—	—
Common stock, Class I, $0.01 par value, 280,000,000 shares authorized, 38,198 shares issued and outstanding as of December 31, 2024, 2023, and 2022	—	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024, 2023, and 2022	—	—	—
Additional paid-in capital	85,060	85,060	85,060
Accumulated distributions and net loss	(57,841)	(59,884)	(32,939)
Total stockholders' equity	27,311	25,268	52,213
Total liabilities and total equity	$79,417	$86,300	$111,116

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenues, tenant reimbursements and other revenues	$15,056	$15,824	$13,461
Total revenues	15,056	15,824	13,461

Operating expenses
Property operating expenses	5,831	6,246	4,697
Loss on impairment of investment in unconsolidated entities	969	5,068	502
Allowance for expected credit losses	1,422	20,159	—
Asset management fees	540	556	553
Organization and offering costs	—	—	41
Real estate taxes and insurance	2,953	2,780	2,370
Depreciation and amortization	2,979	3,275	4,313
General and administrative	2,654	1,712	1,981
Equity in losses (income) of tenant-in-common interest	410	(6)	330
Total operating expenses	17,758	39,790	14,787

Net loss from operations	$(2,702)	$(23,966)	$(1,326)

Other income (expense)
Interest expense	(4,180)	(5,171)	(2,595)
Interest and dividend income	2,901	2,117	1,991
Other expense	(308)	—	—
Other income	772	—	—
Gain from property disposition - discontinued operations	5,560	—	—
Total other income (expense)	4,745	(3,054)	(604)

Net income (loss)	$2,043	$(27,020)	$(1,930)
Basic and diluted income (loss) per common share:
Net income (loss) attributable to common stockholders	$0.22	$(2.92)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	9,244	9,244	9,221

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Distributions And Net Income ( loss)	Total Stockholders' Equity	Special Limited Partnership Interests	Total Equity and Special Limited Partnership Interests
Balance at December 31, 2021	9,005	$90	$82,445	$(26,582)	$55,953	$1	$55,954
Issuance of common shares	248	2	2,846	—	2,848	—	2,848
Redemption of common shares	(33)	—	(336)	—	(336)	—	(336)
Stock compensation	24	—	245	—	245	—	245
Selling commissions	—	—	(140)	—	(140)	—	(140)
Dividends and distributions (DRP)	—	—	—	(1,734)	(1,734)	—	(1,734)
Dividends and distributions (cash)	—	—	—	(2,693)	(2,693)	—	(2,693)
Net loss	—	—	—	(1,930)	(1,930)	—	(1,930)
Balance at December 31, 2022	9,244	$92	$85,060	$(32,939)	$52,213	$1	$52,214
Dividends and distributions (cash)	—	—	—	75	75	—	75
Net loss	—	—	—	(27,020)	(27,020)	—	(27,020)
Balance at December 31, 2023	9,244	$92	$85,060	$(59,884)	$25,268	$1	$25,269
Net income	—	—	—	2,043	2,043	—	2,043
Balance at December 31, 2024	9,244	$92	$85,060	$(57,841)	$27,311	$1	$27,312

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,043	$(27,020)	$(1,930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	-	-	100
Depreciation and amortization	2,979	3,275	4,313
Deferred loan and lease commission costs amortization	148	380	778
Equity in earnings of unconsolidated joint venture	410	(6)	330
Loss on impairment of note receivable and RP	-	20,159	-
Loss on impairment of investment	969	5,068	502
Gain on sale of property	(5,560)	-	-
Straight-line rent	(62)	(144)	(303)
Bad debt provision	724	331	77
Changes in operating assets and liabilities:
Accrued rent and accounts receivable	307	(1,029)	(673)
Interest on note receivables - related party	(2,071)	(2,117)	(1,007)
Deferred leasing commissions	289	260	(673)
Prepaid expenses and other assets	(57)	65	116
Accounts payable and accrued expenses	326	719	311
Provision for credit loss	1,423	-	-
Due to /from related parties	719	1,430	2,679
Tenants' security deposits	(107)	(187)	278
Net cash provided by operating activities	2,480	1,184	4,898

Cash flows from investing activities:
Additions to real estate	(1,435)	(667)	(3,571)
Proceeds from sale of property	9,650	-	-
Receipts from notes receivable-related parties	-	-	2,396
Payments of notes receivable- related parties	-	-	(15,291)
Net cash provided by (used in) investing activities	8,215	(667)	(16,466)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1	1,113
Payment of redemption of common stock	-	-	(336)
Distributions paid in cash	-	75	(3,554)
Payment of selling commissions	-	(9)	(140)
Borrowings under insurance premium finance note	-	(2)	431
Repayments under insurance premium finance note	(148)	-	(441)
Deferred loan costs paid	(10,405)	535	(235)
Proceeds from revolving credit facility	-	2,908	15,344
Net repayments (proceeds) from revolving credit facility	-	(3,256)	-
Repayments on term loan	-	-	(52)
Net cash (used in) provided by financing activities	(10,553)	252	12,130

Net increase in cash and cash equivalents and restricted cash	142	769	562

Cash and cash equivalents, beginning of period	472	544	-
Restricted cash, beginning of period	1,003	162	144
Cash and cash equivalents and restricted cash, beginning of period	$1,475	$706	$144

Cash and cash equivalents, end of period	278	472	544
Restricted cash, end of period	1,339	1,003	162
Cash and cash equivalents and restricted cash, end of period	$1,617	$1,475	$706

The accompanying notes are an integral part of these consolidated financial statements.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$4,180	$5,171	$2,095
Supplemental disclosures of non-cash activities:
Increase/(decrease) in distributions payable	$—	$—	$(861)
Distributions paid in stock	$—	$—	$1,734
Accrued capital asset additions	$—	$—	$434
Issuance of accured director stock compensation	$—	$1,832	$—
Decrease in interest receivable from Silver Star settlement	$—	$—	$795
Decrease in due to related parties from Silver Star settlement	$—	$—	$2,535
Decrease in notes receivable from Silver Star settlement	$—	$—	$1,740

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

Effective January 14, 2023, the initial public offering and follow-on offering was terminated.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       As of December 31, 2024, the Company’s advisor is Hartman Advisors II, LLC (the “Advisor”), and REIT Property Management, LLC, a wholly owned subsidiary of Hartman Advisors II, LLC, serves as the Company’s property manager (the “Property Manager”). Allen R. Hartman is the sole member of Hartman Advisors II, LLC.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of  December 31, 2024, 2023 and 2022 have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-K, Regulation S-K, and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the financial position and operating results for the respective periods.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents as of December 31, 2024, 2023 and 2022 consisted of demand deposits at commercial banks.

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

Management recognized an impairment charge of $969,000, $5,068,000 and $502,000 related to the Company’s investment in unconsolidated entities as of  December 31, 2024, 2023 and 2022, respectively.

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

Impairment

The Company reviews its real estate and related intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. The Company determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the estimated residual value of the property, with the carrying cost of the property. If impairment is indicated, then a loss will be recorded for the amount by which the carrying value of the property exceeds its fair value. As of December 31, 2024, 2023 and 2022, management has concluded that there were no indicators of impairment in the carrying value of the Company’s real estate, and related intangible assets.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s estimates of fair value were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts. The Company used non-recurring Level 3 fair value measurements to assess potential impairment of its investments in unconsolidated entities and conducted a comprehensive analysis to estimate the fair value of such investments as of December 31, 2022. This analysis was performed using appropriate valuation methodologies, observable market inputs where available, and unobservable inputs reflecting management’s assumptions and judgment. In evaluating potential impairment, the Company developed assumptions based on a variety of relevant qualitative and quantitative factors, including the financial condition and operating performance of the unconsolidated entities. Key indicators assessed included changes in financial results, occupancy levels, net operating income, estimated equity value, and net asset value per share during the relevant periods. The Company also considered macroeconomic and market-specific factors, including conditions in the broader real estate industry and, more specifically, within the commercial office market in Texas, which may have adversely affected the valuation of certain investments. The assumptions used in the fair value assessments reflected management’s best estimates regarding future cash flows, capitalization rates, discount rates, and market comparable.

Accrued Rent and Accounts Receivable

Accrued rent and accounts receivable include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rent and accounts receivable is determined based upon customer creditworthiness, historical bad debt levels, and current economic trends.

Prepaid expenses and other assets

Prepaid expenses and other assets include prepaid insurance, subscription receivable and miscellaneous other assets and prepayments. As of December 31, 2024, 2023 and 2022, the Company had $179,000, $122,000, and $188,000, respectively, in prepaid expense and other assets.

Deferred lease commissions

Deferred lease commissions represent incremental costs incurred to obtain tenant leases, including brokerage commissions and other direct leasing costs that would not have been incurred if the lease had not been executed.

Deferred lease commissions are capitalized upon lease commencement and included within other assets on the Consolidated Balance Sheets. These costs are amortized on a straight-line basis over the initial non-cancelable lease term, including periods covered by reasonably certain renewal options when applicable.

Amortization expense related to deferred lease commissions is included in depreciation and amortization expense in the Consolidated Statements of Operations.

Organization and Offering Costs

Organization costs, when recorded by the Company, are expensed as incurred, and offering costs, which include selling commissions, dealer manager fees and all other underwriting compensation, are deferred and charged to stockholders’ equity as such amounts are reimbursed or paid by the Advisor, the dealer manager or their affiliates from gross offering proceeds.

For the years ended December 31, 2024, 2023 and 2022, such costs totaled $0, $0, and $181,000, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, the Company had net income of $2,043,000, net loss of $27,020,000  and net loss of $1,930,000, respectively. The Company formed a taxable REIT subsidiary which may generate future taxable income which may be offset by a net loss carry forward. The Company considers that any deferred tax benefit and corresponding deferred tax asset which may be recorded in light of the net loss carry forward would be properly offset by an equal valuation allowance. Accordingly, no deferred tax benefit or deferred tax asset has been recorded in the consolidated financial statements.

The Company is required to recognize in its consolidated financial statements the financial effects of a tax position only if it is determined that it is more likely than not that the tax position will not be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has reviewed the Company’s tax positions and is of the opinion that material positions taken by the Company would more likely than not be sustained upon examination. Accordingly, the Company has not recognized a liability related to uncertain tax positions as of December 31, 2024, 2023 and 2022.

Earning (Loss) Per Share

The computations of earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. The Company’s potentially dilutive securities include special limited partnership interests. As of December 31, 2024, 2023 and 2022, there were no common shares issuable in connection with these potentially dilutive securities. These potentially dilutive securities were excluded from the computations of diluted net income per share for the years ended December 31, 2024 and net loss per share for the years  December 31, 2023 and 2022.

Segment Reporting

    The Company operates in one reportable segment consisting of the ownership, leasing, management and disposition of commercial real estate properties. The Company’s operations are managed on a consolidated basis, and management evaluates operating performance and allocates resources for the Company as a whole rather than by individual property or geographic location. Accordingly, the Company has determined that it operates in a single reportable segment.

       The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM reviews consolidated financial information to assess the Company’s operating performance and make decisions regarding the allocation of resources. The primary measure of segment profit or loss reviewed by the CODM is consolidated net income (loss), as presented in the accompanying consolidated statements of operations.

The CODM uses total consolidated assets, as reported in the accompanying consolidated balance sheets, to evaluate the Company's financial position and make resource allocation decisions. As the Company operates as a single reportable segment, total segment assets equal total consolidated assets presented in the accompanying consolidated balance sheets, and no reconciling adjustments are required.

       The CODM also reviews consolidated operating results, cash flows, occupancy levels, leasing activity and other operating metrics in evaluating the performance of the Company’s real estate portfolio and making resource allocation decisions. Because the Company operates as a single reportable segment, the financial information for the reportable segment is presented in the accompanying consolidated financial statements and related notes.

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

        Major tenants are defined as those tenants who individually comprise more than 10% of the Company’s total rental revenues. None of the tenant comprised more than 10% of the Company’s total rental revenues for the year ended December 31, 2024 and December 31, 2023.

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

Management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year of the issuance date of these consolidated financial statements, due to uncertainty about the ability to meet certain loan covenant requirements of the Master Credit Facility with East West Bank. However, management believes that the Company will be able to effectively manage day-to-day operations and meet these loan covenant requirements to remain in compliance, which is expected to mitigate the covenant issue within one year of the issuance date of these consolidated financial statements. See Note 13 (Subsequent Events) for additional information regarding loan extensions.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable and Allowance for Credit Losses

As of December 31, 2024, and 2023, the Company had a note receivable from Silver Star Properties REIT, Inc. (“Silver Star”) with an outstanding principal balance of approximately $15,335,940, excluding accrued interest.

In accordance with Accounting Standards Codification Topic 326, Financial Instruments—Credit Losses (ASC 326), the Company recorded a full allowance for credit losses against the outstanding principal balance and related interest receivable during the year ended December 31, 2023.

The recognition of this allowance reflects the application of GAAP measurement requirements under ASC 326, which require the Company to estimate lifetime expected credit losses based on reasonable and supportable information available at the reporting date, including forward-looking considerations and a range of potential outcomes.

The allowance was recorded in accordance with ASC 326 as of the reporting date. The Company continues to pursue the ultimate economic recovery of the underlying receivable through exercise of its legal and contractual rights.  The allowance will be reassessed at each reporting date and may be reduced or reversed, in whole or in part, to the extent management determines that expected credit losses have decreased based on the facts and circumstances existing at that time, including recoveries on the underlying receivable.

The Company continues to assert its contractual rights with respect to the outstanding balance and is actively pursuing recovery through ongoing litigation. Management’s position is based on the legal enforceability of the note receivable and the Company’s contractual rights under the governing agreements. At the same time, due to the ongoing legal proceedings described in Note 12 – Litigation, the Company has recorded a full allowance for credit losses in accordance with ASC 326 based on its assessment of expected credit losses and the range of possible outcomes.

The Company further notes that the recognition of a full allowance for credit losses should not be interpreted as an indication that the Company has relinquished, compromised, or impaired its legal rights or claims. The Company intends to continue to vigorously pursue recovery of the full contractual amount through the legal process.

The Company will continue to monitor developments in the litigation and reassess its estimates of expected credit losses in future reporting periods.

Interest Receivable and Allowance for Credit Losses

The Company continues to recognize interest income on the note receivable in accordance with the contractual terms of the agreement.

However, consistent with ASC 326 and to incorporate range of different possible outcome based on ongoing litigation, as described in Note 12- Litigation, the Company has recorded a full allowance for credit losses against the related interest receivable balance as of December 31, 2024 and 2023. The recognition of this allowance reflects an accounting estimate required under GAAP and does not constitute a legal determination regarding the enforceability or ultimate collectability of the accrued interest, nor does it represent a waiver or reduction of the Company’s contractual rights

Management believes that the Company maintains its contractual right to the accrued interest and intends to pursue recovery as part of the overall enforcement of the note.

Recent Accounting Pronouncements Not Yet Adopted

  In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024, therefore, compliance with this ASU will be required beginning with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its Annual Report on Form 10-K for the year ended December 31, 2025, and is continuing to research the impact of this amended guidance, however, does not expect this standard to have a material impact on its consolidated financial statements.

   In November 2024 and January 2025, FASB issued ASU No. 2024-03 and ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("Update 2024-03"), which requires companies to disclose additional information for certain relevant expense categories in the Statements of Operations and within the notes to the financial statements. Update 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted and can be applied either prospectively to financial statements issued for reporting periods after the effective date, or retrospectively to prior periods which are presented in the financial statements. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

Note 3 — Real Estate

The Company’s real estate assets, net as of December 31, 2024, 2023 and 2022 consisted of the following, in thousands:

	December 31,
	2024	2023	2022
Land	$15,556	$16,816	$16,816
Buildings and improvements	61,593	64,391	63,724
In-place lease value intangible	6,570	7,477	7,477
	83,719	88,684	88,017
Less accumulated depreciation and amortization	(24,626)	(23,957)	(20,682)
Total real estate assets, net	$59,093	$64,727	$67,335

Depreciation expense (excluding in place intangibles) for the years ended December 31, 2024, 2023 and 2022 was $2,979,000, $3,275,000 and $4,313,000, respectively.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset management fees incurred were $540,000,  $556,000 and $553,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Asset management fees are captioned as such in the accompanying consolidated statements of operations.

The Company owns an 83% tenant in common (“TIC”) interest in an office building located at 3100 Weslayan, Houston, Texas. The property comprises approximately 78,289 rentable square feet and is commonly referred to as Weslayan. The remaining 17% tenant in common interest is owned by Allen Hartman. The Company exercises significant influence as a result of the Weslayan tenant in common interest, but the Company does not have financial and operating control. Weslayan is accounted for as an equity method investment and presented on the consolidated balance sheets within the "Investment in tenant in common interest, net" line item. The Company recognized equity in net loss of tenant in common interest of  $410,000, $6,000, and $330,000 for December 31, 2024, 2023 and 2022 respectively, related to the Weslayan tenant in common interest.

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

The Company's investments in Hartman SPE, LLC and Silver Star do not have readily determinable fair values and are recorded at cost, less impairment. The aggregate carrying amount of these investments was $5,194,000, $6,161,000 and $11,232,000 as of December 31, 2024, 2023 and 2022, respectively. The Company did not receive any distributions from Hartman SPE, LLC for the years ended December 31, 2024, 2023 and 2022. The Company recognized dividend income of $830,000, $0 and $189,000 from Silver Star for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company identified an indicator of impairment, which required the Company to assess its investments at fair value. The assessment resulted in the recording of impairment losses of $969,000, $5,068,000 and $502,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Accrued Rent and Accounts Receivable, net

Accrued rent and accounts receivable, net, consisted of the following, in thousands:

	December 31,
	2024	2023	2022
Tenant and other receivables	$1,082	$1,205	$198
Accrued rent	1,478	$1,602	1,458
Allowance for doubtful accounts	(1,290)	(566)	(260)
Accrued rent and accounts receivable, net	$1,270	$2,241	$1,396

As of December 31, 2024, 2023 and 2022, the Company had an allowance for doubtful accounts of $ 1,290,000, $ 566,000 and $260,000, respectively, related to tenant receivables that the Company specifically identified as potentially uncollectible based on an assessment of each tenant's creditworthiness. For the years ended December 31, 2024, 2023 and 2022, the Company recorded bad debt expense of $724,000, $331,000 and $77,000, respectively. During 2023, the Company wrote off approximately $25,000 of receivables against the allowance for doubtful accounts. Bad debt expense and any related recoveries are included in property operating expenses in the accompanying consolidated statements of operations.

Certain amounts in the December 31, 2022 consolidated balance sheet have been reclassified to conform to the current-year presentation. Specifically, $207,000 was reclassified from tenant and other receivables to interest on notes receivable – related parties. This reclassification had no effect on total assets, total liabilities, stockholders’ equity, or net loss as previously reported.

Note 6 — Deferred Leasing Commission Costs, net

Deferred leasing costs consist primarily of commissions paid to third-party leasing agents in connection with obtaining tenant leases. Such costs are capitalized and amortized over the terms of the related leases. Costs which have been deferred consists of the following, in thousands:

	December 31,
	2024	2023	2022
Deferred leasing commissions	$3,227	$3,194	$2,880
Less: accumulated amortization	(1,827)	(1,505)	(931)
Deferred leasing commission costs, net	$1,400	$1,689	$1,949

Note 7 — Future Minimum Rents

The Company leases the majority of its properties under noncancellable operating leases which provide for minimum base rentals. A summary of minimum future rentals to be received (exclusive of renewals, tenant reimbursements, and contingent rentals) under noncancellable operating leases in existence at December 31, 2024 is as follows, in thousands:

Minimum
December 31,	Future Rents
2025	$9,738
2026	8,404
2027	5,742
2028	3,798
2029	2,844
Thereafter	3,531
Total	$34,057

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Notes Payable, net

The following table summarizes the Company's outstanding notes payable, net in thousands:

			December 31,
Property/Facility	Current Maturity (5)	Rate (1)	2024	2023	2022
Richardson Tech Center (2)		P	$-	$2,413	$2,411
Master Credit Facility Agreement -EWB (3)	July 2027	P - 10 bps	$35,000	$35,000	35,000
Master Credit Facility Agreement - EWB (4)	July 2027	P - 50 bps	$7,594	$15,734	15,625
			$42,594	$53,147	53,036
Less unamortized deferred loan costs			$-	$(148)	(69)
			$42,594	$52,999	$52,967
(1)	Prime ("P")

(2)

The note was payable in monthly installments of interest only until its maturity date. The interest rates as of December 31, 2023 and 2022 were 8.25% and 7.5%, respectively. The note was settled in connection with the sale of Richardson Tech Center on August 23, 2024.

(3)

On March 18, 2022, the Company entered into an amended $35 million master credit facility agreement ("MCFA") with East West Bank. The borrowing base of the MCFA may be adjusted from time to time subject to the lender’s underwriting with respect to real property collateral which secure the amount available to be borrowed. On March 18, 2022, the Company entered into an amendment to the MCFA which increased the face amount of the MCFA from $20 million to $35 million and extended the term of the MCFA to March 27, 2023. As of December 31, 2022 the MCFA was secured by the Spectrum Building, the 11211 Katy Freeway Building, the 1400 Broadfield Building, the 16420 Park Ten Building and the 7915 FM 1960 Building. The interest rates as of December 31, 2024, 2023 and 2022 were 7.25%, 8.25% and 7.40%, respectively, the outstanding balance under the MCFA was $35,000,000 as of December 31, 2024 and the amount available to be borrowed was $0. Refer to Note 13 (Subsequent Events) for additional information regarding loan maturity.

(4)

On March 10, 2020, the Company entered into a second $20 million master credit facility agreement ("MCFA II") with East West Bank. The Village Pointe, One Park Ten, Two Park Ten, and Timberway properties are collateral security for the credit facility. The initial loan availability under the credit agreement is $13,925,000. The Company entered into a joinder and amendment to the MCFA II facility dated March 29, 2021 which added an office property located in Houston, Texas and owned by Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly-owned subsidiary of Hartman XX Operating Partnership, LP., to the collateral security for the credit facility. The Company is a guarantor under the MCFA II credit facility. The borrowing base of the credit facility is $15,630,000. The credit agreement matured on March 9, 2023.The interest rates as of December 31, 2024, 2023 and 2022 were 7.25%, 8.25%, and 7.00%, respectively.

(5)	On May 30, 2023, after one short-term extension, the Company completed a refinancing combining MCFA, MCFA II, and the $2,250,000 term loan into one Master Credit Facility of $53,000,000.

On August 23, 2024, the Master Credit Facility was reduced due to the sale of Richardson Tech Center to $42,861,000 with a loan maturity date of July 15, 2025.

       The outstanding balance under the combined MCFA was $42,594,000 as of December 31, 2024.

On August 13, 2025 the Master Credit Facility was extended from its original maturity date of July 15, 2025 to and through July 15, 2027.

In connection with the Weslayan Street TIC purchase, the Company became party to a loan agreement where it is jointly and severally liable with the other TIC owner, Allen Hartman. The 3100 Weslayan Street property is collateral for the loan. The loan had outstanding balances of $4,500,000, $3,748,000 and $3,831,000 as of December 31, 2024, 2023 and 2022, respectively. The interest rate of year 2024 was 12%.

Interest expense for the years ended December 31, 2024, 2023 and 2022 was $4,180,000, $5,171,000, and $2,595,000, respectively, including $148,000, $380,000, and $255,000, respectively of deferred loan cost amortization. Unamortized deferred loan costs were $0, $148,000, and $69,000 as of December 31, 2024, 2023 and 2022, respectively. Interest expense of $259,000, $388,000, and $333,000 was payable as of December 31, 2024, 2023 and 2022, respectively, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Effective September 20, 2024, the Company and Allen Hartman refinanced the loan agreement secured by 3100 Weslayan Street, Houston, TX 77027. The payoff of the former loan was $4,300,000 and the replacement loan is $4,500,000. The maturity date of the replacement loan is July 31, 2027.

On March 29, 2021, Hartman Income REIT Property Holdings, LLC ("HIRPH"), a wholly owned subsidiary of Hartman XX Limited Partnership, LP, was added, by means of a joinder agreement, to the MCFA where the Company is the guarantor. Silver Star’s Atrium II office property was added to the collateral security for the master credit facility agreement where the borrowing base of the facility increased by $1,625,000. The master credit facility was renewed on May 30, 2023 and at that time, Atrium II was removed as collateral to the master credit facility. Refer to Note 12 (Commitments and Contingencies) for additional information regarding the review of the ownership of HIRPH's membership interest resulting from the joinder agreement.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Related Party Arrangements

Related-parties Transactions ($)
	2024	2023	2022
Income
Interest income	2,071,000	2,117,000	1,802,000
Dividend income	830,000	-	189,000
Equity in earnings of unconsolidated entities	(410,000)	6,000	(330,000)

Expense
Asset management/Advisory fees	540,000	556,000	553,000
Property management fees	389,000	470,000	406,000
Disposition fee expense	308,000	-	-
Debt financing fee expense	-	535,000	-

Capitalized Assets
Construction management fees	-	14,000	198,000
Leasing commissions	113,000	363,000	673,000

Related-party balances ($)
	2024	2023	2022

Due from /(to) Hartman Advisors II	(1,089,000)	(393,000)	-
Due from/ (to) REIT Property Management, LLC,	69,000	(215,000)	-
Due from/ (to) other affiliates	(624,000)	(316,000)	1,041,000

On December 31, 2024, the Company had an advisory agreement with Hartman Advisors II, LLC and a property management agreement with REIT Property Management, LLC.

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

The Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of the cost of each investment the Company acquires, which includes the amount actually paid or allocated to fund the purchase, development, construction or improvement of each investment, including acquisition expenses and any debt attributable to each investment. There were no acquisition fees earned by the Advisor for the years ended December 31, 2024, 2023 and 2022, respectively.

The Advisor, or its affiliates, will receive a debt financing fee equal to 1.0% of the amount available under any loan or line of credit originated or assumed, directly or indirectly, in connection with the acquisition, development, construction, improvement of properties or other permitted investments, which will be in addition to the acquisition fee paid to the Advisor. For the years ended December 31, 2024, 2023 and 2022, we booked debt financing expense payable to the advisor as $0, $535,000 and $0 respectively

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays the Property Manager, an affiliate of the Advisor, property management fees equal to 3% of the effective gross revenues of the managed property. The Company pays and expects to pay the Property Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property, provided that such fees will only be paid if a majority of the Company’s board of directors, including a majority of its independent directors, determines that such fees are fair and reasonable in relation to the services being performed. The Property Manager may subcontract the performance of its property management and leasing duties to third parties and the Property Manager will pay a portion of its property management fee to the third parties with whom it subcontracts for these services. The Company will reimburse the costs and expenses incurred by the Property Manager on the Company’s behalf, including the wages and salaries and other employee-related expenses of all employees of the Property Manager or its subcontractors who are engaged in the operation, management, maintenance or access control of our properties, including taxes, insurance and benefits relating to such employees, and travel and other out-of-pocket expenses that are directly related to the management of specific properties. Other charges, including fees and expenses of third-party professionals and consultants, will be reimbursed, subject to the limitations on fees and reimbursements contained in the Company's charter.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred property management fees and reimbursable costs of $796,000, $1,002,000 and $2,276,000, respectively, payable to the Property Manager and asset management fees of $540,000, $556,000 and $553,000, respectively, payable to the Advisor. Property management fees and reimbursable costs paid to the Property Manager are included in property operating expenses in the accompanying consolidated statements of operations. Asset management fees paid to the Advisor are included in asset management fees in the accompanying consolidated statements of operations.

The Company pays construction management fees and leasing commissions to the Property Manager in connection with the construction management and leasing of the Company's properties. For the years December 31, 2024, 2023 and 2022, the Company incurred construction management fees of $0, $14,000, and $198,000, respectively and $113,000, $363,000, and $673,000, respectively, for leasing commissions. Construction management fees are capitalized and included in real estate in the consolidated balance sheets. Leasing commissions are capitalized and reported net of the amortized amount in the consolidated balance sheets.

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

      On November 1, 2019, the Company received an unsecured promissory note from Silver Star in the face amount of $10,000,000 with an interest rate of 10%. The outstanding balance of the note was $10,000,000 at December 31, 2022. The amended maturity date of the note is October 31, 2022. In addition to the balance due under the note, the Company made advances to Silver Star in 2022 of $7,168,000, which were outstanding at December 31, 2022, and which are not covered by the unsecured promissory note referred to herein. Accumulated outstanding balance as of December 31, 2022 was $17,168,000. During the year 2023, the Company received $1,832,000 in principal payments on these loans, with a current outstanding balance of $15,336,000 as of December 31, 2024 and 2023.

      Effective August 4, 2020, the Company received an unsecured promissory note from Silver Star in the amount of $8,200,000 together with additional advances in the amount of $2,411,000 for a total of $10,611,000, to a newly formed taxable REIT subsidiary, Hartman vREIT XXI TRS, Inc. The total amount is represented by two underlying notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC. Each of the notes receivable bear interest at an annual interest rate of 10%. The outstanding balance of the Hartman Retail III Holdings LLC note is $1,547,000, $1,547,000 and $1,547,000 as of December 31, 2024, 2023, and 2022, respectively. The amended maturity date of the Hartman Retail III Holdings LLC note is December 31, 2025. The outstanding balance of the Hartman Ashford Bayou LLC note is $3,828,000, $3,828,000 and $3,828,000 as of December 31, 2024, 2023 and 2022. The amended maturity date of the notes from Hartman Retail III Holdings LLC and Hartman Ashford Bayou LLC note is December 31, 2027.

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

Under the joinder agreement, HIRPH became a borrower under the loan and is jointly and severally liable with the other loan parties for the repayment of the loan. Hartman XXI is also now jointly and severally liable to repay the additional $1.625 million.

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Earnings (Loss) Per Share

Basic earnings (loss) per share is derived by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings (loss) per share is derived by dividing net income (loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no anti-dilutive shares at December 31, 2024 and 2023.

	December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to common stockholders (in thousands)	$2,043	$(27,020)	$(1,930)
Denominator:
Basic weighted average shares outstanding (in thousands)	9,244	9,244	9,221
Basic income (loss) per common share	$0.22	$(2.92)	$(0.21)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The board of directors, with the approval of a majority of the entire board of directors and without any action by the stockholders, may amend the Charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series. If the Company were to create and issue preferred stock or convertible stock with a distribution preference over common stock, then payment of any distribution preferences of outstanding preferred stock or convertible stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities and the removal of incumbent management. As of December 31, 2024, 50,000,000 shares were classified as preferred stock, par value $0.01 per share. No shares of preferred stock were designated, issued, or outstanding as of December 31, 2024.

Stock-Based Compensation

The Company awards vested restricted common shares to non-employee directors as compensation in part for their service as members of the board of directors of the Company. These shares are fully vested when granted. These shares may not be sold while an independent director is serving on the board of directors. For the years ended December 31, 2024, 2023, and 2022 the Company granted 0, 0, and 24,105 restricted Class A Shares, respectively to independent directors as compensation for services. The Company recognized $0, $0, $100,000 as stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

Distributions

The following table reflects total distributions paid in cash and issued in shares of our common stock for the periods indicated, in thousands:

Period	Cash	DRP & Stock	Total
First Quarter 2024	$—	$—	$—
Second Quarter 2024	—	—	—
Third Quarter 2024	—	—	—
Fourth Quarter 2024	—	—	—
Total	$—	$—	$—
First Quarter 2023	$75	$—	$75
Second Quarter 2023	—	—	—
Third Quarter 2023	—	—	—
Fourth Quarter 2023	—	—	—
Total	$75	$—	$75
First Quarter 2022	$1,459	$583	$2,042
Second Quarter 2022	899	586	1,485
Third Quarter 2022	335	565	900
Fourth Quarter 2022	—	—	—
Total	$2,693	$1,734	$4,427

(1)	Dividends declared for the months of October and November 2021 were paid in January 2022.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Economic Dependency

The Company is dependent on the Sponsor and the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other providers. Refer to Note 13 (Subsequent Events) regarding the termination of services with our Advisory and Property Manager.

Litigation

●	Summer Energy LLC Litigation (Winter Storm Uri)

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

On May 10, 2024, the lawsuit was dismissed upon appeal.

●	Litigation Against Silver Star and Related Parties (Texas)

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

●	Hartman SPE Litigation (Delaware)

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

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
●	Silver Star Stockholder Litigation (Maryland)

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

●	Silver Star Countersuit (Texas)

Later in 2023, Silver Star filed a separate counter-suit against the Company and Allen Hartman, Individually and as trustee for the Hartman Family Protection Trust; Lisa Hartman, individually and as trustee for the Hartman Family Protection Trust; Margaret Hartman; Hartman vREIT XXI, Inc; and Hartman XX Holdings, Inc; in the District Court for Harris County, Texas. This suit includes claims against the Company and the other defendants for fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation related to the lawsuit that we filed against them for collecting on a note receivable. The Company believes that the claims of fraud, breach of fiduciary duty, tortious interference, and negligent misrepresentation have no merit. Because both suits are overlapping claims, the two suits were consolidated into the first filed suit. Discovery is ongoing.

●	Frank Gardner Derivative Litigation (Texas)

On January 31, 2025, Shareholder Frank Gardner filed a derivative suit in the District Court for Harris County, Texas on behalf of all stockholders against several officers and directors of the Company, including Louis Fox, Allen Hartman, John Ostroot, J. Allen Quine, Richard Ruskey, and Jack Tompkins, and Silver Star. The Company is a nominal defendant in this derivative suit. Plaintiff’s claims include breach of fiduciary duty, waste and unjust enrichment. This claim of breach of fiduciary duty by the then Board of Directors of the Company asserts that the directors should not have authorized the Company to make unsecured loans totaling $15,336,000 to Silver Star. Discovery on this case has not yet commenced.

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

Under the joinder agreement, HIRPH became a borrower under the loan and is jointly and severally liable with the other loan parties for the repayment of the loan. The Atrium II property is the sole asset of HIRPH with which to repay any debt under the loan. The master credit facility was renewed on May 30, 2023 and at that time, Atrium II was removed as collateral to the master credit facility.

Proposed Merger with Silver Star

On July 8, 2022, the board of directors of Silver Star determined to delay the pursuit of the proposed merger transaction.

HARTMAN vREIT XXI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Subsequent Events

On August 13, 2025 the Master Credit Facility was extended from its original maturity date of July 15, 2025 to and through July 15, 2027.

SCHEDULE III - REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2024

(in thousands)

			Initial Cost to the Company
		Date of		Building and	In-place lease		Post – acquisition
Property	Date Acquired	Construction	Land	Improvements	value intangible	Total	Improvements
Village Pointe	2/8/2017	1982	$1,762	$4,380	$1,084	$7,226	$255
Richardson Tech Center	3/14/2018	1987	$1,260	$2,999	$906	$5,165	$1,174
Spectrum Building	12/27/2018	1986	$2,631	$12,862	$1,458	$16,951	$1,885
11211 Katy Freeway	1/10/2019	1976	$874	$2,926	$695	$4,495	$3,256
1400 Broadfield	10/1/2019	1982	$2,395	$6,208	$978	$9,581	$1,093
16420 Park Ten Place	10/1/2019	1982	$1,878	$5,115	$518	$7,511	$1,253
Willowbrook Building	10/1/2019	1982	$993	$2,808	$171	$3,972	$1,489
Timberway II	11/21/2019	1982	$2,973	$8,029	$889	$11,891	$1,614
One Park Ten	11/21/2019	1982	$769	$2,197	$109	$3,075	$611
Two Park Ten	11/21/2019	1982	$1,281	$3,174	$670	$5,125	$396
Total			$16,816	$50,698	$7,478	$74,992	$13,026

	Gross Carrying Amount at December 31, 2023
					Accumulated
		Building and	In-place lease		Depreciation	Net Book	Encumbrances
Property	Land	Improvements	value intangible	Total	and Amortization	Carrying Value	(1)
Village Pointe	1,762	4,635	1,084	7,481	(2,204)	5,277
Richardson Tech Center	1,260	4,208	907	6,375	(2,309)	4,066	2,413
Spectrum Building	2,631	15,475	1,459	19,565	(4,537)	15,028
11211 Katy Freeway	874	6,096	694	7,664	(2,505)	5,159
1400 Broadfield	2,395	7,251	978	10,624	(3,473)	7,151	35,000
16420 Park Ten Place	1,878	6,305	518	8,701	(2,275)	6,426
Willowbrook Building	993	4,246	170	5,409	(1,440)	3,969
Timberway II	2,973	9,789	889	13,651	(2,904)	10,747
One Park Ten Place	769	2,779	108	3,656	(702)	2,954	15,734
Two Park Ten	1,281	3,607	670	5,558	(1,608)	3,950
Total	16,816	64,391	7,477	88,684	-23,957	64,727	53,147

	Gross Carrying Amount at December 31, 2024
					Accumulated
		Building and	In-place lease		Depreciation	Net Book	Encumbrances
Property	Land	Improvements	value intangible	Total	and Amortization	Carrying Value	(1)
Village Pointe	1,762	4,686	1,085	7,533	(2,354)	5,179
Spectrum Building	2,631	15,248	1,458	19,337	(5,167)	14,170
11211 Katy Freeway	874	6,290	694	7,858	(2,962)	4,896
1400 Broadfield	2,395	7,465	978	10,838	(3,781)	7,057	35,000
16420 Park Ten Place	1,878	6,597	518	8,993	(2,605)	6,388
Willowbrook Building	993	4,401	170	5,564	(1,753)	3,811
Timberway II	2,973	10,278	889	14,140	(3,396)	10,744
One Park Ten Place	769	2,956	108	3,833	(859)	2,974	7,594
Two Park Ten	1,281	3,672	670	5,623	(1,749)	3,874
Total	15,556	61,593	6,570	83,719	(24,626)	59,093	42,594

(1)	Specific encumbrances represent mortgage loans secured by the property indicated. See also Note 8.

	Years ended December 31,
	2024	2023	2022
Gross carrying amount at beginning of period	88,684	88,017	84,012
Additions during the period:
Improvements	(4,965)	667	4,005
Gross carrying amount at end of period	$83,719	$88,684	$88,017