Form 10-K/A
period 2024-12-31
Hartman vREIT XXI, Inc.
filed 2026-11-04
CIK 1654948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Hartman vREIT XXI, Inc. (the “Company”) for the fiscal years ended December 31, 2024 and 2023, originally filed with the Securities and Exchange Commission on November 2, 2026 (the “Original Form 10-K”).

This Amendment is being filed to correct certain dates inadvertently reflected in the Original Form 10-K and to present the corrected report of the independent registered public accounting firm. Specifically:

1. The dates appearing in the signature section of the Original Form 10-K, including the signatures of Allen R. Hartman, Jeffrey L. McFerrin and J. Allen Quine, are corrected from October 29, 2026 to November 2, 2026.

2. The Report of Independent Registered Public Accounting Firm issued by M&K CPAS, PLLC is amended to (i) correct the report date from October 29, 2026, to November 2, 2026, and (ii) correct the Going Concern wording in two sections of the report: the paragraph under the “Going Concern” heading and the paragraph under “Going Concern” within the “Critical Audit Matters” section, to conform to the final audit opinion provided by M&K CPAS, PLLC. The corrected report is included in Item 8 of this Amendment.

This Amendment includes the amended portions of Item 8 and the signature section and provides an updated Item 15 and related certification exhibit. Except for the matters described above, no other changes are intended to be made to the Original Form 10-K. This Amendment does not otherwise update disclosures for events occurring after the original filing date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following corrected Report of Independent Registered Public Accounting Firm replaces the M&K CPAS, PLLC report appearing on pages F-1 and F-2 of the Original Form 10-K. The consolidated financial statements and related notes are unchanged by this Amendment.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, there is uncertainty about the ability of the Company to meet certain loan covenant requirements, which raises substantial doubt about its ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern:

As discussed in Note 2, there has been uncertainty about the Company’s ability to meet certain loan covenants, the Company has incurred recurring losses from operation, and generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Woodlands, Texas

November 2, 2026

CORRECTED SIGNATURE SECTION OF ORIGINAL FORM 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2026.

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

By: /s/ Allen R. Hartman     Date: November 2, 2026

Allen R. Hartman, Director, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By: /s/ Jeffrey L. McFerrin     Date: November 2, 2026

Jeffrey L. McFerrin, Director

By: /s/ J. Allen Quine     Date: November 2, 2026

J. Allen Quine, Director

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibit is filed with this Amendment:

31.1 — Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTMAN vREIT XXI, INC.

By: /s/ Allen R. Hartman

Allen R. Hartman
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 4, 2026